Form 10QSB
period 1996-03-31
PACIFIC INTERNATIONAL ENTERPRISES INC
filed 1996-05-15
CIK 855359

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended:  March 31, 1996

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period from         to
                                      --------   --------


                        Commission File Number 1-10368


                    PACIFIC INTERNATIONAL ENTERPRISES, INC.
       (Exact name of small business issuer as specified in its charter)


                     NEVADA                                88-0243669
     -------------------------------           --------------------------------
     (State or other jurisdiction of            (I.R.S. Employer Identification
     incorporation or organization)              Number)


                          4431 Corporate Center Drive
                                   Suite 131
                         Los Alamitos, California 90720
                    (Address of principal executive offices)

        Issuer's telephone number, including area code:   (714) 816-0200


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
   ------     -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class                              Outstanding at May 10, 1996
- -------------------                              ---------------------------
Common stock, $.001 par value                              7,651,509

Transitional Small Business Disclosure Format (check one):
Yes        No   X
    -----     -----

                    PACIFIC INTERNATIONAL ENTERPRISES, INC.

                                     INDEX

                                                                Page
                                                                ----
PART I.       FINANCIAL INFORMATION

Item 1.       Condensed Financial Statements

              Consolidated Balance Sheet for the                 3
              Period ended March 31, 1996

              Consolidated Statements of Operations              4
              For the Three Months Ended March 31, 1995
              and March 31, 1996 and Period From Inception
              to March 31, 1996

              Consolidated Statements of Cash Flows              5
              for the Three Months Ended March 31, 1995
              and March 31, 1996 and Period From Inception
              to March 31, 1996

              Notes to Consolidated Financial Statements         6

Item 2.       Management's Discussion and Analysis               7
              or Plan of Operation


PART II.      OTHER INFORMATION

Item 3.       Defaults Upon Senior Securities.                   8

Item 5.       Other Information                                  8

Item 6.       Exhibits and Reports on Form 8-K                  10

Signatures

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                    PACIFIC INTERNATIONAL ENTERPRISES, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                    March 31,
                                                                      1996
                                                                  -----------
                                   ASSETS
Current assets:
   Cash and equivalents                                            $1,256,141
   Accounts receivable                                                  5,775
   Inventory                                                           15,168
   Other                                                               16,864
                                                                  -----------
      Total current assets                                          1,293,948

   Equipment                                                          137,317

   Other                                                               45,294
                                                                  -----------
                                                                  $ 1,476,559
                                                                  ===========
                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                  $ 1,199,500
   Accounts payable                                                    60,670
   Accrued expenses                                                    80,612
                                                                  -----------
      Total current liabilities                                     1,340,782

Shareholder's equity:
   Common stock, par value $.001; 50,000,000
      shares authorized, 7,631,009 shares issued
      and outstanding                                                   7,631
   Additional paid-in capital                                       1,268,657
   Deficit accumulated during the development stage                (1,140,511)
                                                                  -----------
      Total shareholders' equity                                      135,777
                                                                  -----------

                                                                  $ 1,476,559
                                                                  ===========

                See accompanying notes to financial statements


                    PACIFIC INTERNATIONAL ENTERPRISES, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                               Cumulative from
                                Three Months Ended                 Inception
                            ----------------------------         (December 30
                             March 31,         March 31,            1988) to
                               1995              1996           March 31, 1996
                            ------------    ------------       ----------------
Revenues                    $         0     $    5,775         $     34,400

Costs and expenses:
  Research and development      314,462        110,805              475,823
  General and administrative        ---        291,555              645,926
  Interest                          ---         30,812               52,362
                            ------------    ------------       ----------------
  Total costs and expenses      314,462        433,172            1,174,111
                            ------------    ------------       ----------------
Loss before provision for
 income taxes                  (314,462)      (427,397)          (1,139,711)

Provision for income taxes          ---            ---                 (800)
                            ------------    ------------       ----------------

Net loss                    $  (314,462)    $ (427,397)        $ (1,140,511)
                            ============    ============       ================

Net loss per share          $     (0.79)    $    (0.06)
                            ============    ============

Shares used in computing
 net loss per share         $   399,095      7,631,009
                            ============    ============



                See acccompanying notes to financial statements

                    PACIFIC INTERNATIONAL ENTERPRISES, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                Three Months Ended
                                                          --------------------------------
                                                             March 31,          March 31,
                                                               1995               1996
                                                          -------------       ------------
Cash flows from operating activities:
  Net loss                                                $(314,462)           $ (427,397)
  Adjustments to reconcile net loss to net cash
    used by operating activites:
    Depreciation and amortization                                                  11,232
    Write off of acquired research and development          314,462
  Changes in operating assets and liabilities:
    Decrease in restricted cash                                                    75,000
    Increase in accounts receivable                                                (5,775)
    Decrease in inventory                                                           8,218
    Decrease in other current assets                                                  216
    Decrease in accounts payable                                                  (16,268)
    Decrease in notes payable                                                    (224,250)
    Increase in accrued expenses                                                    2,069
                                                          -------------       ------------
  Cash used by operating activities                               0              (576,955)

Investing activities:
  Purchase of equipment                                                            (2,610)
                                                          -------------       ------------
  Net cash used in investing activites                            0                (2,610)

Financing activities:
  Procees from the issuance of common stock                                     1,176,695
                                                          -------------       ------------
  Net cash provided by financing activities                       0             1,176,695
                                                          -------------       ------------

Net increase in cash                                                              597,130
Cash at beginning of the period                                                   659,010
                                                          -------------       ------------
Cash at end of period                                             0            $1,256,140
                                                          =============       ============

Non cash financing activities:
  Conversion of Notes Payable to Common Stock                                  $  224,250
                                                                              ============

                See accompanying notes to financial statements

                     PACIFIC INTERNATIONAL ENTERPRISES, INC
                                 AND SUBSIDIARY
                         (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   ORGANIZATION
          ------------

          Pacific international Enterprises, Inc., a Nevada corporation ("PIE" or the "Company"), was formed on December 30, 1988. From inception until October 1995, the Company was inactive and operated no business and held no significant assets. In October 1995, the Company acquired all the outstanding shares of Crush Innovative Sports Systems, Inc., a California corporation("Crush"). All references to the Company herein include its wholly owned subsidiary, Crush. The Company is classified as a development stage company since its principal activities have been capital formation, business development, obtaining rights to certain technology and conducting research and development activities.

NOTE 2.   INTERIM PERIODS
          ---------------

          The unaudited information has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects normal recurring adjustments necessary for a fair presentation of the information for the period presented. Operating results for the quarter are not necessarily indicative of results for any future period.

NOTE 3.   NOTES PAYABLE
          -------------

          In connection with an August 1995 private placement memorandum, Crush issued notes payable totaling $1,423,750. These notes bear interest at 9%, payable quarterly and are convertible into shares of the Company's common stock at a price equal to 70% of the closing bid price on the date of conversion. During the quarter note holders totaling $224,250 converted their notes into shares of the Company's common stock at an average price per share of $1.93. In addition, in conjunction with the equity private placement (see note 4), the Company repaid $469,000 of the notes in April 1996.

NOTE 4.   COMMON STOCK OFFERING
          ---------------------

          The Company offered for sale, through a private placement memorandum dated February 12, 1996, units comprising 25,500 shares of common stock and warrants to purchase 25,500 shares of common stock at $3.50 per share. The unit price was $51,000 with a minimum of 20 and a maximum of 80 units to be sold. On April 2, 1996 the Company terminated the private placement. A total of 22.84 units were sold resulting in gross proceeds of $1,165,000 and net proceeds to the Company of $1,028,750 after deduction of commissions and expenses associated with the offering.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          The following information should be read in conjunction with the consolidated financial statements and the notes thereto included in
          Item 1 of this Quarterly Report, and the financial statements and notes thereto and Management's Discussion and Analysis or Plan of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

          PLAN OF OPERATION

          The Company's primary business is the development and anticipated marketing and sale of the "T-Bone" snowboard bindings and snowboard boots. The Company also has a secondary business of developing other uses for it's proprietary fastening technology known as "Roc-lock". The Company is a development stage enterprise and has not had any revenue from operations to date since inception.

          RECENT DEVELOPMENTS

          Proposed acquisition of Third Rail, Inc. The Company has entered into a non-binding letter of intent to acquire all the outstanding shares of capital stock of Third Rail, Inc. The definitive agreement is currently being finalized with signing anticipated during the second quarter of 1996.

          Proposed acquisition of Laurence/Wayne, Inc. The Company has entered into a letter of intent to merge Laurence/Wayne, Inc. into the Company. To date the merger has been approved by the Laurence/Wayne shareholders and will be submitted to vote of the PIE shareholders at the Company's annual shareholders meeting scheduled for the third quarter 1996.

          Equity private placement. The Company undertook a private placement of equity securities during the quarter. As of March 28, 1996 the Company received the minimum net proceeds of the offering. On April 2, 1996 the Company suspended the private placement offering at which time it had sold a total of 22.84 units in the offering resulting in gross proceeds of $1,165,000.

PART 2.    OTHER INFORMATION

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     The Company is not currently in default on any senior indebtedness. However, the promissory notes issued by Crush commencing in August 1995 provides for mandatory repayment upon the consummation of a private placement of equity securities resulting in proceeds of $1,000,000 or more. The Company completed such private placement in April 1996 resulting in gross proceeds of $1,165,000, of which $469,000 was used to repay a portion, but not all, of the notes. Pursuant to the terms of the notes, a default occurs thirty (30) days after any failure to repay the notes.

     The note offering was originally restricted to a maximum offering of $400,000. The mandatory repayment was, therefore, anticipated only if a private placement raised proceeds two and one-half times the principal amount of the notes. As a result of overwhelming subscriptions, the note offering ultimately resulted in the issuance of notes in a principal amount of $1,423,750. The Company was therefore unable to repay the full principal amount of the notes with the proceeds of its private placement raising $1,165,000. The Company intends to request holders of promissory notes amend such notes to address the unanticipated oversubscription.


ITEM 5.    OTHER INFORMATION

     Effective May 10,1996, William Kearns resigned from his position as director and officer of the Company. Such resignation results in three unfilled vacancies on the Company's Board of Directors. The Company has not identified any possible replacements.

ITEM 6.    EXHIBITS AND REPORTS ON FROM 8-K

           4.1  Agreement with Redfield Miller, Inc.

           4.2  Warrant Agreement in Connection with Private Placement of Units

           27.1  Article 5 of Regulation S-X

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.

                                       PACIFIC INTERNATIONAL ENTERPRISES, INC.

DATE: May 14, 1996


                                       By: \s\ Edward G. Hanson
                                           ----------------------------------

                                           Edward G. Hanson
                                           Chief Financial Officer
                                           Secretary, Treasurer and Director
                                           (Principal Financial Officer and Duly
                                           Authorized Officer)

                                 EXHIBIT INDEX


EXHIBIT                DESCRIPTION
NUMBER
   4.1       Agreement with Redfield Miller, Inc.

   4.2       Warrant Agreement in Connection with Private Placement of Units

   27.1      Article 5 of Regulation S-X