Form 10QSB
period 1996-06-30
PACIFIC INTERNATIONAL ENTERPRISES INC
filed 1996-08-16
CIK 855359

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB



(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: June 30, 1996

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from_______to_______

                        Commission File Number 1-10368


                    PACIFIC INTERNATIONAL ENTERPRISES, INC.
       (Exact name of small business issuer as specified in its charter)



              NEVADA                                     88-0243669
- -----------------------------------     ----------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
  incorporation or organization)


                          4431 Corporate Center Drive
                                   Suite 131
                        Los Alamitos, California 90720
                   (Address of principal executive offices)

       Issuer's telephone number, including area code:   (714) 816-0200


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No  ____
     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class                              Outstanding at June 30, 1996
- -------------------                              ----------------------------
Common stock, $.001 par value                                     7,639,009

Transitional Small Business Disclosure Format (check one):
Yes  ____ No    X
              -----

                    PACIFIC INTERNATIONAL ENTERPRISES, INC.
                                  Form 10-QSB

                                     INDEX
                                                                           Page
                                                                           ----

PART I.        FINANCIAL INFORMATION

     Item 1.   Condensed Consolidated Balance Sheets as
               of June 30, 1996 ......................................

               Condensed Consolidated Statements of Operations
               for the three and six-month periods ended
               June 30, 1996 and 1995.................................

               Condensed Consolidated Statements of Cash Flows
               for the three months ended June 30,1996
               and 1995...............................................

               Notes to Condensed Consolidated
               Financial Statements...................................

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations..........


PART II.       OTHER INFORMATION

     Item 1.   Legal Proceedings......................................

     Item 2.   Changes in Securities..................................

     Item 3.   Default Upon Senior Securities.........................

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information......................................

     Item 6.   Exhibits and Reports on Form 8-K.......................

                                    PART I
                             FINANCIAL INFORMATION

                    PACIFIC INTERNATIONAL ENTERPRISES, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)


                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                            June 30,        December 31,
                                                                              1996            1995
                                                                           -----------      ------------
                                    ASSETS
Current assets:
     Cash and equivalents                                                  $  261,785       $   659,010
     Restricted cash                                                              -              75,000
     Inventory                                                                    -              23,385
     Other                                                                      5,000            17,081
                                                                           -----------     -------------
          Total current assets                                                266,785           774,476

Investment in subsidiary                                                      250,000               -

Equipment, net                                                                169,748           145,939

Other                                                                          56,537            41,627
                                                                           -----------     -------------
                                                                           $  743,070       $   962,042
                                                                           ===========     =============
                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Notes payable                                                         $  729,972       $ 1,423,750
     Accounts payable                                                          27,282            76,938
     Accrued expenses                                                          32,574            78,543
                                                                           -----------     -------------
          Total current liabilities                                           789,828         1,579,231

Shareholders' equity:
     Common stock, par value $.001; 50,000,000 shares
       authorized, 7,639,009 shares issued and
       outstanding                                                          1,375,639            95,925
     Deficit accumulated during the development stage                      (1,422,397)         (713,114)
                                                                           -----------     -------------
          Total shareholders' deficit                                         (46,758)         (617,189)
                                                                           -----------     -------------
                                                                           $  743,070       $   962,042
                                                                           ===========     =============

                See accompanying notes to financial statements.

                    PACIFIC INTERNATIONAL ENTERPRISES, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                                                  Cumulative from
                                                                                                                     inception
                                                     Three months ended                 Six months ended           (December 30,
                                               -----------------------------     -----------------------------
                                                 June 30,         June 30,         June 30,        June 30,           1988) to
                                                   1995             1996             1995            1996           June 30, 1996
                                               ------------     ------------     ------------     ------------    -----------------
Revenues                                        $      -         $      -         $      -         $    5,775        $     34,400

Costs and expenses:

    Research and development                        27,328           96,867          341,790          198,010             563,028

    General and administrative                      29,618          168,662           29,618          469,879             824,250

    Interest                                                         16,357                            47,169              68,719
                                               ------------     ------------     ------------     ------------    -----------------

    Total costs and expenses                        56,946          281,886          371,408          715,058           1,455,997
                                               ------------     ------------     ------------     ------------    -----------------

Loss before provision for income taxes          $  (56,946)      $ (281,886)      $ (371,408)      $ (709,283)       $ (1,421,597)


                                                                                                                             (800)
Provision for income taxes                     ------------     ------------     ------------     ------------    -----------------

Net loss                                        $  (56,946)      $ (281,886)      $ (371,408)      $ (709,283)       $ (1,422,397)
                                               ============     ============     ============     ============    =================

Net loss per share                              $    (0.14)      $    (0.04)      $    (0.93)      $    (0.09)
                                               ============     ============     ============     ============


Shares used in computing net loss per share        399,095        7,639,009          399,095        7,639,009
                                               ============     ============     ============     ============





                See accompanying notes to financial statements.

                    PACIFIC INTERNATIONAL ENTERPRISES, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)


                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                               Three months ended                Six months ended
                                                          -----------------------------     -----------------------------
                                                              June 30,        June 30,         June 30,       June 30,
                                                                1995            1996            1995           1996
                                                          -------------   -------------     -------------   -------------
Cash flows from operating activities:
    Net loss                                              $    (56,946)   $   (281,886)     $  ($371,408)   $  ($709,283)
    Adjustments to reconcile net loss to net cash
        used by operating activities:
        Depreciation and amortization                                           12,000                            23,232
        Write-off of acquired research and development                                           314,462
    Changes in operating assets and liabilities:
        Decrease in accounts receivable                                          5,775
        Decrease in restricted cash                                                                               75,000
        Decrease in inventory                                                   15,168                            23,385
        Decrease in other current assets                                        11,865                            12,081
        Decrease in notes payable                                             (469,528)                         (693,778)
        Increase (decrease) in accounts payable                  2,361         (33,388)            2,361         (49,655)
        Decrease in accrued expenses                                           (48,038)                          (45,969)
                                                          -------------   -------------     -------------   -------------
    Cash used by operating activities                          (54,585)       (788,032)          (54,585)     (1,364,988)


Investing activities:
    Purchase of equipment                                       37,955          44,431            37,955          47,041
    Investment in subsidiary                                                   250,000                           250,000
    Patents and trademarks                                       2,915          11,242             3,015          14,909
                                                          -------------   -------------     -------------   -------------
    Net cash used in investing activities                       40,870         305,673            40,971         311,950


Financing activities:
    Proceeds from the issuance of common stock                 105,333          99,351           105,433       1,279,713
                                                         --------------   -------------     -------------   -------------
    Net cash provided by financing activities                  105,333          99,351           105,433       1,279,713


Net increase (decrease) in cash                                  9,878        (994,355)            9,878        (397,225)
Cash at beginning of the period                                    -         1,256,140               -           659,010
                                                          -------------   -------------     -------------   -------------
Cash at the end of the period                              $     9,878     $   261,785       $     9,878     $   261,785
                                                          =============   =============     =============   =============
Non cash financing activities:
    Conversion of notes payable to common stock                                                              $   224,250
                                                                                                            =============



               See accompanying notes to financial statements.

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

NOTE 3. NOTES PAYABLE
        -------------

          In connection with an August 1995 private placement memorandum, Crush issued notes payable totaling $1,423,750. These notes bear interest at 9%, payable quarterly and are convertible into shares of the Company's common stock at a price equal to 70% of the closing bid price on the date of conversion. During the first quarter of 1996 note holders totaling $224,250 converted their notes into shares of the Company's common stock at an average price per share of $1.93. In addition, in conjunction with the equity private placement (see note 4), the Company repaid $469,000 of the notes in April 1996.

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

NOTE5.  ACQUISITION AND PLAN OF REORGANIZATION
        --------------------------------------
          Pursuant to the terms of the definitive Acquisition and Plan of Reorganization Agreement entered into on June 25, 1996 between the Company and Third Rail, Inc., the Company advanced Third Rail, Inc $250,000 for its working capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
- -------

     The Company is a development stage company that has devoted substantially all of its resources to the development and commercialization of its proprietary fastening technologies and products. The Company has focused its initial efforts on developing the "T-bone" system for snowboards and the "Roc-Lock" technology for other commercial uses. These initial efforts primarily consisted of research and development activities which include prototype manufacturing, testing and customer pilot trials. Pending commercial deployment of and related volume orders for the Company's products, the Company expects to incur additional losses.

     The Company has also entered into a agreement to acquire Third Rail, Inc. a manufacturer of street, skate, surf and snowboard apparel, as well as a distributor of snowboards and snowboard bindings. The proposed acquisition is subject to shareholder approval which will be proposed at the annual shareholders meeting during the third quarter of 1996.

     This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, the cost and availability of capital to finance its operations, competition, and the growth of the snowboard market generally.

RESULTS OF OPERATIONS
- ---------------------

THREE MONTHS ENDED JUNE 30, 1996 VERSUS THREE MONTHS ENDED JUNE 30, 1995

     Since its inception the Company has been a development stage enterprise, and as such, has not yet generated any operating revenues. Operating expenses during the three months ended June 30, 1996 were $269,886 as compared to $56,946 for the three months ended June 30, 1995. The increase in operating expenses was primarily attributable to increase in research and development costs as well as legal, accounting and other costs associated with the Company's efforts to raise capital and to acquire Third Rail, Inc.

SIX MONTHS ENDED JUNE 30, 1996 VERSES THREE MONTHS ENDED JUNE 30, 1996

     Since its inception the Company has been a development stage enterprise, and as such, has not yet generated any operating revenues. Operating expenses during the six months ended June 30, 1996 were $703,058 as compared to $371,408 for the three months ended June 30, 1995. The increase in operating expenses was primarily attributable to increase in research and development costs as well as legal, accounting and other costs associated with the Company's efforts to raise capital and to the acquisition of Third Rail, Inc.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     The Company has financed its operations through the private sale of debt and equity securities. The Company has raised approximately $2,588,750 from the private sale of stock, the exercise of warrants and the issuance of debt securities. As of June 30, 1996, the Company had approximately $261,785 in cash and had a working capital deficit of $523,043. The deficit resulted from the Company's funding of its working capital needs through short term indebtedness as well as making a $250,000 investment in Third Rail, Inc. for working capital. The negative working capital position is expected to increase until such time as the Company as able to secure more permanent financing through the placement of either equity or long-term debt.

     Net cash used during the three months ended June 30, 1996 was approximately $994,355. The net cash used was primarily due to the payment of certain debt obligations in the amount of $469,528, the investment of $250,000 in Third Rail, Inc. and the net loss from operations of $281,886.

     As of June 30, 1996 the Company had outstanding $729,972 of short-term debt obligations that are due on September 30, 1996. The Company expects that it will need to raise substantial additional capital to satisfy these obligations, to finance the acquisition of Third Rail, Inc. and to meet its planned operating requirements until such time that it is able to achieve positive cash flow from operations, which at this time is not anticipated in the near future. The Company plans to raise this capital through a private placement of either debt or equity, but there are no assurances that such debt or equity financing will be obtained.


                                    PART II
                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          At June 30, 1996, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable

ITEM 5.   OTHER INFORMATION

          On June 26, 1996 the Company entered into a definitive agreement to acquire all the outstanding stock of Third Rail, Inc. (the "Agreement"). The Agreement, which is subject to shareholder approval, provides for Third Rail, Inc. to merge into a newly formed wholly owned subsidiary of the Company in exchange for a promissory note in the amount of $2,000,000 and a number of newly issued shares of the Company according to a formula based on the amount of Third Rail, Inc.'s net sales and operating profit for the twelve month period immediately following the date of the Agreement. In no event will the total consideration paid for all the outstanding shares of Third Rail, Inc. be less than $4,000,000 nor more than $10,000,000.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

                    10.9 Agreement and Plan of Reorganization between the Company and Third Rail, Inc. dated June 26, 1996

          (b)  Reports on Form 8-K

                    Not applicable

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.

                              PACIFIC INTERNATIONAL ENTERPRISES, INC.

DATE: August 13, 1996
                              By:   \s\ Edward G. Hanson
                                 -----------------------------------------------
                                   Edward G. Hanson
                                   Chief Financial Officer
                                   Secretary, Treasurer and Director
                                   (Principal Financial Officer and Duly
                                   Authorized Officer)

                                 EXHIBIT INDEX


EXHIBIT                       DESCRIPTION
NUMBER

  10.9                        Agreement and Plan of Reorganization

  27                          Financial Data Schedule