Form 10QSB
period 1996-09-30
PACIFIC INTERNATIONAL ENTERPRISES INC
filed 1996-11-14
CIK 855359

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended: September 30, 1996

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period from            to
                                      -----------   ------------


                         Commission File Number 1-10368


                    PACIFIC INTERNATIONAL ENTERPRISES, INC.
       (Exact name of small business issuer as specified in its charter)



               NEVADA                                     88-0243669
--------------------------------              --------------------------------
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
Yes [X]   No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class              Outstanding at September 30, 1996
-------------------              ---------------------------------
Common stock, $.001 par value                7,655,009

Transitional Small Business Disclosure Format (check one):
Yes [_]   No [X]

                    PACIFIC INTERNATIONAL ENTERPRISES, INC.
                                  Form 10-QSB

                                     INDEX

                                                                      PAGE
                                                                      ----
PART I.       FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Balance Sheets (Unaudited) as
              of September 30, 1996.................................   4

              Condensed Consolidated Statements of Operations
              (Unaudited) for the three and nine-month periods ended
              September 30, 1996 and 1995...........................   5

              Condensed Consolidated Statements of Cash Flows
              (Unaudited) for the nine months ended September 30,
              1996 and 1995.........................................   6

              Notes to Condensed Consolidated (Unaudited)
              Financial Statements..................................   7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................   8


PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings.....................................   9

     Item 2.  Changes in Securities.................................   9

     Item 3.  Default Upon Senior Securities........................   9

     Item 4.  Submission of Matters to a Vote of Security
              Holders...............................................   9

     Item 5.  Other Information.....................................   9

     Item 6.  Exhibits and Reports on Form 8-K......................   9

                                     PART I
                             FINANCIAL INFORMATION

                    PACIFIC INTERNATIONAL ENTERPRISES, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)

                          Consolidated Balance Sheets
                                  (Unaudited)

                                             September 30,   December 31,
                                                 1996           1995
                                             -------------   ------------
                                                               (Audited)
                                    ASSETS
Current assets:
     Cash and cash equivalents               $      18,421   $    659,010
     Restricted cash                                     0         75,000
     Accounts receivable                             8,084              0
     Inventory                                      23,627         23,385
     Other                                               0         17,081
                                             -------------   ------------
          Total current assets                      50,132        774,476

Equipment, net                                     162,498        145,939

Other                                               49,735         41,627
                                             -------------   ------------
                                             $     262,365   $    962,042
                                             =============   ============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Notes payable                           $     754,815   $  1,423,750
     Accounts payable                              126,831         76,938
     Accrued expenses                               26,224         78,543
                                             -------------   ------------
          Total current liabilities                907,870      1,579,231

Shareholders' equity:
     Common stock, par value $.001;
          50,000,000 shares authorized,
          7,655,009 shares issued and
          outstanding                            1,841,431         95,925
     Deficit accumulated during the
          development stage                     (2,486,936)      (713,114)
                                             -------------   ------------
          Total shareholders' deficit             (645,505)      (617,189)
                                             -------------   ------------
                                             $     262,365   $    962,042
                                             =============   ============

                See accompanying notes to financial statements.

                    PACIFIC INTERNATIONAL ENTERPRISES, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                Three months ended             Nine Months Ended          Cumulative from
                                         ------------------------------   -----------------------------        Inception
                                         September 30,    September 30,   September 30,   September 30,   (December 30, 1988
                                             1995             1996            1995            1996        September 30, 1996)
                                         -------------    -------------   -------------   -------------   -------------------
Revenues                                 $           0    $           0   $           0   $           0   $            34,400
Costs and expenses:
  Research and development                     418,432          163,851         453,189         378,198               743,216
  General and administrative                   231,705          429,167         253,594         883,798             1,243,944
  Interest                                         388           16,424             688          55,793                77,343
                                         -------------    -------------   -------------   -------------   -------------------
  Total costs and expenses                     650,525          609,442         707,471       1,317,789             2,064,503
                                         -------------    -------------   -------------   -------------   -------------------
Loss before provision for income
  taxes                                       (650,525)        (609,442)       (707,471)     (1,317,789)           (2,030,103)
Provision for income taxes                                                                         (800)               (1,600)
                                         -------------    -------------   -------------   -------------   -------------------
Net loss                                 $    (650,525)   $    (609,442)  $    (707,471)  $  (1,318,589)  $        (2,031,703)
                                         =============    =============   =============   =============   ===================
Net loss per share                       $       (1.63)   $       (0.08)  $       (1.77)  $       (0.17)
                                         =============    =============   =============   =============
Shares used in computing net loss
  per share                                    399,095        7,655,009         399,095       7,655,009
                                         =============    =============   =============   =============

                See accompanying notes to financial statements.

                    PACIFIC INTERNATIONAL ENTERPRISES, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                       Nine months ended
                                                 -------------------------------
                                                 September 30,     September 30,
                                                     1995               1996
                                                 -------------     -------------
Cash flows from operating activities:
  Net loss                                        $ (707,471)       $(1,318,589)
  Adjustments to reconcile net loss to cash
    used by operating activities:
    Depreciation and amortization                      1,500             29,232
    Provision for loan loss                                0            250,000
  Changes in operating assets and liabilities:
    Accounts receivable                                    0             (8,084)
    Restricted cash                                 (125,000)            75,000
    Inventory                                         (6,934)              (242)
    Current assets                                   (83,774)            16,497
    Accounts payable                                  21,838             49,893
    Accrued expenses                                       0            (52,319)
                                                 -------------     -------------
  Cash used by operating activities                 (899,841)          (958,612)

Cash flows from investing activities:
  Purchase of equipment                               97,437             45,758
  Increase in loans                                        0            250,000
  Patents and trademarks                              24,368              7,557
                                                 -------------     -------------
  Net cash used in investing activities              121,805            303,315

Cash flows from financing activities:
  Proceeds from notes payable                      1,467,250
  Payments on notes payable                                            (668,935)
  Proceeds from the issuance of common stock         466,913          1,290,273
                                                 -------------     -------------
  Net cash provided by financing activities        1,934,163            621,338

Net increase (decrease) in cash                      912,517           (640,589)
Cash at beginning of the period                            0            659,010
                                                 -------------     -------------
Cash at the end of the period                     $  912,517        $    18,421
                                                 =============     =============

Non cash financing activities:
  Conversion of notes payable to common stock                       $   224,250
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


NOTE 2.  PRIVATE PLACEMENT EQUITY OFFERING
         ---------------------------------

          On October 15, 1996, the Company undertook a private placement offering of a minimum of 10 to a maximum of 100 equity units at a purchase price of $25,000 per unit. Each unit is to consist of 25,000 shares of convertible preferred stock and warrants to purchase 25,000 shares of common stock. The Company hopes to raise from $225,000 to $2,250,000 as a result of the offering.


NOTE 3.  ALLOWANCE FOR LOAN LOSS
         -----------------------

          The Company had previously advanced Third Rail, Inc. $250,000 pursuant to the Acquisition and Plan of Reorganization Agreement, dated June 25, 1996. This amount is fully reserved due to the current financial condition of Third Rail, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

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

     The Company has also entered into a agreement to acquire Third Rail, Inc. a manufacturer of street, skate, surf and snowboard apparel, as well as a distributor of snowboards and snowboard bindings. The proposed acquisition remains subject to shareholder approval.

     This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, the cost and availability of capital to finance its operations, competition, and the growth of the snowboard market generally.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
1995

     Since its inception the Company has been a development stage enterprise, and as such, has not yet generated any operating revenues. Operating expenses during the three months ended September 30, 1996 were $609,442 as compared to $650,525 for the three months ended September 30, 1995. The decrease in operating expenses was attributable to a decrease in research and development costs of $254,581 and an increase in general and administrative costs by $197,462.

NINE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1995

     Since its inception the Company has been a development stage enterprise, and as such, has not yet generated any operating revenues. Expenses during the nine months ended September 30, 1996 were $1,324,364 as compared to $707,471 for the nine months ended September 30, 1995. The increase in expenses was primarily attributable to increase in legal, accounting and other costs associated with the Company's efforts to raise capital and for the acquisition of Third Rail, Inc.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company has financed its operations through the private sale of debt and equity securities. The Company has raised approximately $2,588,750 from the private sale of stock, the exercise of warrants and the issuance of debt securities. As of September 30, 1996, the Company had approximately $18,421 in cash and had a working capital deficit of $857,738. The deficit resulted from the Company's funding of its working capital needs through short term indebtedness as well as making continued investments towards the acquisition of Third Rail, Inc. The negative working capital position is expected to decrease provided the Company is able to secure more permanent financing through its anticipated private placement of equity.

     Net cash used during the nine months ended September 30, 1996 was approximately $1,627,964. The net cash used was primarily due to the payment of certain debt obligations in the amount of $668,935, and the net loss from operations of $1,318,589.

     The Company expects that it will need to raise substantial additional capital to satisfy its outstanding obligations, to finance the acquisition of Third Rail, Inc. and to meet its planned operating requirements until such time that it is able to achieve positive cash flow from operations, which at this time is not anticipated in the near future. The Company plans to raise this capital through a private placement of equity, but there are no assurances that such equity financing will be obtained.



                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     At September 30, 1996, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

ITEM 2.  CHANGES IN SECURITIES

     Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Although no matters were submitted to security holders as of September 30, 1996, subsequently one matter was submitted to security holders by way of a written consent. A written consent was sought and obtained from shareholders representing 54.66% of outstanding shares on October 9, 1996. The written consent authorized an amendment to the Company's Articles of Incorporation, thereby authorizing the issuance of 3,000,000 shares of preferred stock.

ITEM 5.  OTHER INFORMATION

     On October 15, 1996, the Company undertook a private placement offering of a minimum of 10 to a maximum of 100 equity units at a purchase price of $25,000 per unit. Each unit is to consist of 25,000 shares of convertible preferred stock and warrants to purchase 25,000 shares of common stock. The Company hopes to raise from $225,000 to $2,250,000 as a result of the offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          4.1 Form of Warrant Agreement in Connection with Private Placement of Units

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

          Not applicable

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.

                                       PACIFIC INTERNATIONAL ENTERPRISES, INC.

DATE: November 13, 1996

                                       By:       /s/ EDWARD G. HANSON
                                          -------------------------------------
                                          Edward G. Hanson
                                          Chief Financial Officer
                                          Secretary, Treasurer and Director
                                          (Principal Financial Officer and Duly
                                            Authorized Officer)

                                 EXHIBIT INDEX

EXHIBIT                  DESCRIPTION
NUMBER
 4.1                Form of Warrant Agreement in Connection
                    with Private Placement of Units

 27                 Financial Data Schedule
