Form 10KSB40
period 1996-12-31
PACIFIC INTERNATIONAL ENTERPRISES INC
filed 1997-07-07
CIK 855359

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 1996     Commission File Number:  1-10368

                     PACIFIC INTERNATIONAL ENTERPRISES, INC.
                 (Name of Small Business Issuer in its Charter)

                NEVADA                                       88-0243669
   (State or other jurisdiction of                          (IRS Employer
    incorporation or organization)                        Identification No.)

     4431 Corporate Center Drive
              Suite 131
       Los Alamitos, California                                 90720
(Address of principal executive offices)                      (Zip Code)

                    Issuer's Telephone Number: (714) 816-0200

         Securities registered under Section 12(b) of the Exchange Act:

(Title of each class)                (Name of each exchange on which registered)
---------------------                -------------------------------------------
       NONE                                             NONE

         Securities registered under Section 12(g) of the Exchange Act:

                              (Title of each class)
                              ---------------------
                                  COMMON STOCK

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ( ) NO (X)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues (losses) for its most recent fiscal year: $(3,272,617)
                                                                   -----------

The aggregate value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $1,079,269 as of June 30, 1997, computed by reference to the price at which the stock was last sold in negotiated transactions.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 8,710,190 shares of the Registrant's Common Stock issued and outstanding as of December 31, 1996.

================================================================================

ITEM 1.  DESCRIPTION OF BUSINESS

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

         The following discussion, and the discussion in Item 6 Management's Discussion and Analysis or Plan of Operation, contain forward-looking statements which reflect management's current view with respect to future events and the Company's performance. These forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, acceptance of the Company's products, ability to compete with existing and new products, the ability to price the Company's products competitively, the continued growth of the snowboard industry, the Company's ability to attract additional capital, and the establishment of an effective distribution network. Due to such uncertainties and the risk factors set forth herein, readers are cautioned not to place undue reliance upon such forward-looking statements and to rely primarily upon the Company's results to date.

HISTORY

         Pacific International Enterprises, Inc., a Nevada corporation ("PIE" or the "Company"), was originally formed in 1988 to conduct certain offshore gaming operations. The founders of the Company were Joseph W. Faggard, Dale Edwards and Martin Shumsky and the initial directors were Shumsky, Stanley Vanderburg and Gilbert Sakaguchi. From 1989 until October 1995, the Company was inactive and operated no business and held no significant assets. In October 1995, the Company acquired all of the outstanding shares of Crush Innovative Sports Systems, Inc., a California corporation ("Crush"), which is a wholly owned subsidiary of the Company. None of the original founders or directors has been involved with the Company since before the merger with Crush in 1995 discussed below.

         Crush was formed in February 1995 for the purpose of developing, marketing and selling innovative sports products based upon proprietary fastening systems designed by Laurence/Wayne, Inc. ("L/W"). Founded in 1989, L/W develops fastening systems that are intended for use in the aerospace and armed forces market. L/W envisioned numerous commercial applications of its technology in the sporting goods and other markets. L/W conceived and performed the initial development of the T-Bone binding system for snowboards. In 1995, L/W assigned to Crush all rights to the T-Bone system and other sporting good applications of its fastening system in exchange for shares of Crush Common Stock.

         To date the Company has had no significant sales or revenue. Its primary activities have been research and development, marketing and limited manufacturing of its initial products, capital raising activities and the establishment of distribution and manufacturing agreements.

INDUSTRY OVERVIEW

         Tracing its roots to surfing and skateboarding, snowboarding was invented in the late 1970's. The first products available commercially were unsophisticated in design, were made almost entirely by small "backyard" manufacturers and were meant largely for use outside of established ski areas. In the 1980's only a few ski resorts permitted snowboarding. Now, virtually all ski resorts allow snowboarding, and many have established specific runs for snowboarder use only. Consistent with snowboarding's increasing appeal, the International Olympic Committee has proposed that snowboarding be designated a demonstration event at the 1998 Winter Olympic Games in Nagano, Japan. Lee Rogers, an advisor to the Company, is currently Coach of the U.S. Amateur Snowboarding Team.

         According to the National Sporting Goods Association, the number of snowboarders in the United States increased from 2.1 million in the 1994-1995 season to an estimated 2.6 million in the 1995-1996 season, a 24% annual growth rate. The Company believes that similar growth rates are being experienced in the other major international markets, making snowboarding one of the fastest growing sports in the world.

         Based on published industry data, sales of snowboards, boots and bindings in the United States for the 1995-96 season were approximately $601 million at the retail level, an increase from $532 million in retail sales during the 1994-95 season. In addition, the number of participants and the number of snowboards, boots and bindings purchased by consumers in the U.S. increased. The number of snowboard bindings purchased by consumers in the U.S. rose from 114,500 in 1994 to 163,500 in 1995 to 187,700 in 1996. Industry
sources anticipate that the number of participants and the total sales revenues for snowboard equipment will increase in future years.

         The Company believes that the growth of the number of participants is attributable in large part to the advantages that the sport holds over alpine skiing. Many people find that snowboarding not only is more natural and more easily learned than alpine skiing, but also provides a greater degree of excitement over more diverse terrain. Snowboarding may also involve less risk of knee injury than alpine skiing because both of the rider's feet are mounted on a single board. Snowboarding equipment is also less cumbersome and more comfortable than alpine equipment; poles are unnecessary and the boots are softer and lighter than ski boots.

         While a significant percentage of snowboarders are males between the ages of 13 and 24, the sport is growing in popularity among females and older sport enthusiasts. In addition, a large number of younger participants (ages 6 through 11) are commencing snowboarding. Ski resorts are also taking an active role in helping to develop the sport by developing designated runs for snowboards.

         The snowboarding industry is highly fragmented and, therefore, precise information about many competitors is difficult to obtain. The Company believes that five primary companies comprise a substantial market share and approximately 100 other companies share in the remainder of the market. The Company believes that demographic differences between skiers and snowboarders have limited the effectiveness of the ski companies' snowboard marketing programs.

PRODUCTS

         The Company's current primary product is the T-Bone binding system. In 1995, Crush began to create industry and consumer awareness by demonstrating the T-Bone system to a number of snowboarding experts and promoting it to rental shops in large sporting goods stores as well as at ski and snowboard resorts. The Company has also developed the Filet, a scaled down version of the T-Bone system to be used with boots made for women and children, which should greatly expand the Company's market. In addition, the Company has used its proprietary fastening technology to create applications for in-line skates, backpacks and motorcycle saddlebags. The Company anticipates that other applications will be conceived and developed in the future.

         Snowboard Products.
         -------------------

                 Bindings. The T-Bone Binding is a light-weight and durable aluminum binding with a stainless steel armature, comprised of two parts. A "female" component of the System is attached to the snowboard, and a "male" component is imbedded in the boot sole. The female component utilizes stainless steel pins within the binding to lock the boot into place when foot pressure is applied. The step-in locking mechanism is released with the easy movement of a protected release lever. This release lever also acts as a safety release for boarders buried in snow, a feature that is very limited in today's conventional strap systems. The binding has a single screw center adjustment allowing the snowboarder to adjust their stance to over 75 positions over a 360 degree arc in seconds. This feature is especially important to rental shop technicians, who can adjust the bindings for different riders' stances without removing the binding from the board, saving time.

         The "male" portion of the T-Bone system is attached to the scalloped sole of the snowboard boot. The scalloped sole allows the boot to fit easily over the binding thus allowing the boot to rest directly on the board for maximum control and performance.

         The T-Bone system attaches onto the snowboard using the 4X4 hole pattern standard on most snowboards. The FZ Upload Moment, the ultimate force required to hold the rider to the board, exceeds the liability requirements by a factor of three.

         The Company's newest product is the Filet, a new downsized version of the T-Bone system to be used specifically with women's and children's step-in boots. The Filet is approximately one inch shorter than the T-Bone, but is virtually identical in all other respects. Because of the similarities between the T-Bone and the Filet, the Company anticipates that the retooling necessary to create the Filet prototype can be done at a fraction of the cost of the T-Bone.

                 Boots. The Company has also designed snowboard boots to incorporate both the T-Bone and Filet systems. The soft boots have a rubber sole and a leather upper. Attached to the sole is the pin plate that attaches the boot to the binding. The plate located in the sole of the boot is flexible and thus makes the boot comfortable to walk in, unlike classic Alpine ski boots. Additionally, all T-Bone compatible boots can still be used with conventional strap bindings. This feature is unique to the T-Bone system, and is especially appealing to rental shops, who can service both step-in and strap binding users with one boot. This integrated boot and binding system provides the necessary performance standards for racing, carving, free-style and halfpipe riding with the convenience of a step-in binding. The boot liner is an insert or sewn-in liner depending upon boot style desired. In either case, the liner provides warmth without creating foot perspiration that can moisten socks and feet and cause coldness.

         During 1994 and early 1995, L/W and Crush developed a functional prototype boot to demonstrate the feasibility and performance characteristics of the T-Bone System. Additional designs incorporated the T-Bone system into the more current boot styles (e.g., "sneaker style boots"). The Company currently has received 400 pairs out of an initial order of 2,500 pairs of the newer sneaker-style boots from Norlander, Inc. ("Norlander"), a major boot manufacturer. The Company plans to enter into additional purchase orders with Norlander for 5,500 more pairs of boots for delivery in October, 1997, pending trade financing approval for the Company. See Item 6 -- "Plan of Operation" below. The Company provides Norlander with the T-Bone pin plates to assemble to the bottom of each boot. Norlander obtains its other supplies for the boots from various suppliers. The Company believes that eventually additional boot styles will be developed (with one or more manufacturers) to meet the needs of the variety of riding styles and fashion preferences.

         In-Line Skate Products. The Company is also in the conceptual stage of designing an in-line skate product using the Company's proprietary locking technology. The Company's detachable in-line skate truck is based upon the same concept as the T-Bone snowboard binding system. It is designed for quick and easy detachment of in-line skates from a soft-shell boot. The Company believes that the in-line skate market is also rapidly growing and intends to pursue this market as soon as financially feasible.

         Backpack Products. The Company has acquired from L/W a design for a quick release backpack system for both military and consumer use. The Company has commenced negotiations with the U.S. Army for a contract to supply such backpack components. In August 1995, the Company delivered to the U.S. Army a prototype backpack. The Company intends to explore consumer applications of the backpack system in 1997 and beyond. In addition, the backpack products division will include a motorcycle saddlebags product. The Company has entered into preliminary discussions with a major American motorcycle manufacturer for potential use on its motorcycles.

         Product Development. A key element of the Company's business strategy is to develop new proprietary products for the growing sporting goods markets. The Company is committed to continuing product research and development for both enhancements to existing products and for new products. Unlike many sporting goods companies, which rely on outside design technicians and engineers, the Company uses its in-house development team to develop high-performance products using its proprietary fastening system.

DISTRIBUTION

         Joint Distribution with Boot Manufacturers. The Company's primary distribution strategy will be to license to, or enter into a joint venture development arrangement with, key boot manufacturers. The initial sales strategy for the binding will be to "piggy-back" on the established distribution system of these boot manufacturers. This will initially be accomplished in either of two ways or a combination thereof:

         (1) Independent sales to the members of the boot manufacturers' distribution system (i.e. the manufacturers sell a set of boots which requires the purchase of a companion binding set sold independently by the Company); or

         (2) Single point sales to boot manufacturers with advertising covenants (i.e. the boot manufacturer purchases bindings to be sold with its boots and agrees to participate in developing the T-Bone System brand name).

         Sales Representative Network. In addition to utilizing the distribution network of the boot manufacturers, the Company anticipates establishing a separate sales and distribution network for snowboard boots. The Company is hopeful that this network will be established during 1997 and be in full operation for the 1997-98 season. To establish the network, the Company plans to divide the U.S. into market areas, identify the key snowboarding resorts within each of these areas, identify many of the key snowboarding participants in these areas (resort personnel, instructors, local riders, key representatives, etc.), identify key ski and specialty shops in both resorts and urban settings, and identify key local opinion makers within the target markets. During 1997, the Company will commence establishing formal arrangements with domestic representatives. In addition, the Company will establish an international distribution network and anticipates that it also will be fully operational in time for the 1997-98 season's trade shows.

         In conjunction with the Company's marketing plan, the sales representatives will focus on several distribution channels for the T-Bone system and snowboard boots, namely rental and specialty snowboard shops.

MARKETING

         The Company's marketing plan is to gain essential exposure through introduction of the T-Bone System. The Company intends to exploit the experience and knowledge of its management team, especially Lee Rogers, an advisor of the Company. Such exposure is anticipated through two key marketing plans, identified below:

         Rental Shop Marketing. The Company will concentrate on sales to snowboard rental outlets. The Company anticipates that its relationship with Norlander and Lee Rogers will provide immediate access to a significant number of snowboard rental shops. There are approximately 4,000 snowboard rental shops in the United States.

         The renting of snowboards is often the first exposure to snowboarding equipment by new participants. A strong presence in the rental shops should stimulate demand and increase market share. The Company believes that the T-Bone System technology is attractive to many rental outlets for several reasons. First, with the T-Bone System, each snowboard rental provides an opportunity to rent a boot, thereby increasing rental revenues. Second, the T-Bone System allows for quick and easy adjustment by the renter that does not necessarily require assistance from rental personnel, while currently, most snowboard rental bindings must be individually adjusted for each renter. Third, the T-Bone System is more durable than strap bindings, and therefore has a longer rental life.

         The Company notes, however, that such rental shops typically purchase their rental boots on payment terms of at least 17 months. Such arrangements would require the Company to finance boot products for at least 17 months. The Company is currently in the process of obtaining trade financing and finding additional private equity investors to cover expenses for this period.

         Pro Marketing (Snowboard Instructors). The Company believes that ski resort exposure is an important element of its marketing and that this can be most effectively accomplished by generating sales to professional riders and snowboard instructors. In order to support and generate such sales, the Company intends to concentrate on snowboard schools in targeted resort areas. The Company anticipates that it will conduct regional instructor clinics at individual resorts to demonstrate the T-Bone System during the 1997-1998 season. The Company has identified 128 snowboard schools to target that are based in resorts.

COMPETITION

         The T-Bone System faces a number of competing technologies. Such competition includes hard boot systems, strap systems and other step-in systems. The hard boot systems are comparable to the twin-bale systems associated with alpine skiing. These systems require hard boots, very similar to ski boots. Such systems are not considered to be directly competitive with the T-Bone system since the nature of snowboarding is such that the rider, unlike in skiing, has his or her front and rear feet perpendicular along the length of the board. Unlike skiing, and similar to surfing and skateboarding, hard boots are not required to keep the rider's feet parallel to the skis, and softer boots allow the rider more comfort and mobility. As a result, snowboarders overwhelmingly prefer soft boots and tend to reject skiing-related equipment.

         The strap systems currently dominate the snowboard market despite the fact that such bindings are time consuming to enter and exit. Strap bindings also produce pressure points on the boots which cause discomfort and fatigue and break and crack from the stress of use. The T-Bone system offers numerous advantages over such bindings, including instant stance adjustment without removal of the binding, an automatic hold open lever for an easy exit, easy mounting onto the 4X4 hole patterns found on most makes of snowboards, the fact that the attachment to the binding is located completely under the foot and the fact that the T-Bone compatible boots are both step-in and strap compatible.

         The most directly competitive binding products are the "Switch", manufactured by Switch, Inc., and the K2 "Clicker," manufactured by Shimano Industries, Inc. Both the "Switch" and the "Clicker" are also step-in bindings and have significant name recognition in the ski/snowboard market. Other step-in binding systems exist, but have not attracted significant market share or attention. The Company anticipates that numerous other competitors are developing or intend to develop step-in snowboard bindings. Such competitors have substantially greater financial, management and marketing resources, as well as greater name recognition.

PATENTS, TRADEMARKS AND TRADENAMES

         L/W has obtained several patents relating to its proprietary fastening devices and has assigned certain uses thereof to the Company. Such uses are for:
1) the snowboard boot and binding; 2) the quick release in-line skate; 3) the quick release backpack; and 4) the quick release motorcycle accessories. In addition, the Company has applied for patents relating specifically to its sporting applications of such devices. Such patents are still pending and there can be no assurance that a patent will issue or, if issued, will adequately protect the Company's proprietary designs. However, L/W's patent claims have been allowed for the key elements of the T-Bone system, the in-line skate product, the backpack product and the motorcycle saddlebag. These patents offer the Company a substantial competitive advantage over competing binding technologies.

         The Company has applied and received trademark registration for "T-Bone", "Crush" and "Step-in" and intends to file for "Filet" and additional tradenames and trademarks as product development continues. The Company also claims rights to various tradenames and trademarks arising out of the use of such marks. Although the Company believes that such rights are enforceable, there can be no assurance that such tradenames and trademarks are enforceable or that the Company is capable of protecting the goodwill associated therewith.

SUPPLIERS

         The Company obtains its raw materials, and expects to obtain such materials in the future, from numerous sources. The Company does not currently rely on any individual supplier, and is confident that alternative sources for each raw material are readily available at comparable costs.

CASTERS AND ASSEMBLERS

         The Company currently has one subcontractor assembling the bindings. The Company supplies this subcontractor with the metal parts required for the bindings, and the parts are then casted and assembled by the subcontractor. The Company plans, in future purchase orders, to require the subcontractor to supply the parts needed for casting and assembling. The Company is confident that should this assembler become unable or unwilling to supply their services that a replacement could be readily found without delay in delivery.

EMPLOYEES

         The Company currently has four full-time management and administrative employees. The Company intends to engage additional sales, marketing and manufacturing personnel as needed to conduct operations.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's administrative offices and research facilities currently occupy approximately 1,800 square feet of leased space in Los Alamitos, California. The lease expires September 1, 1997 subject to Company's earlier right to terminate. The lease does not contain any rights of renewal or any rights of first refusal to expand into adjacent space.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has been named as a defendant in the case of Chardas v. Graval currently pending in Los Angeles Superior Court. The allegations against the Company arise from actions by Binks A. Graval, in his capacity as an officer of Girls Rule!, Inc. The Company intends to vigorously defend itself in this action and believes that this matter will not have any material adverse effects upon the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of shareholders during the fourth quarter of 1996.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock, $.001 par value, is traded under the symbol "PCIE" only through the OTC Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. (the "NASD"), which has no financial eligibility standards and is totally separate from NASDAQ. The Electronic Bulletin Board does not constitute an active trading market. The following table sets forth the range of high bid and low bid quotations for the Common Stock for the periods indicated. The quotations are inter-dealer prices in the over-the-counter market without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.


         Period                                 High Bid ($)        Low Ask($)
         ------                                 ------------        ----------
October 1, 1995 - December 31, 1995                 4 1/2                25/32
January 1, 1996 - March 31, 1996                    4 3/8              2 1/4
April 1, 1996 - June 30, 1996                       3 1/4              1 1/4
July 1, 1996 - September 30, 1996                   2 1/8              1 1/8
October 1, 1996 - December 31, 1996                 2                    3/8
January 1, 1997 - March 31, 1997                    1 5/8                5/16
April 1, 1997 - June 30, 1997                         3/16               3/16

         The prices set forth above have been adjusted to reflect the one-for-five reverse stock split of the Company's Common Stock effected in October, 1995.

         Trading in the Common Stock is limited and sporadic. Prior to the Company's acquisition of Crush Innovative Sports Systems, Inc. in October 1995, the Company did not have any substantial operations or assets. Therefore, any trading activity in the Company's shares of Common Stock prior to October 1995 is not relevant to its current operations or value.

         As of June 9, 1997 there were 296 holders of record of the Company's Common Stock.

         The Company has not paid a cash dividend on its Common Stock since its inception. The Company expects that for the foreseeable future, any earnings will be retained for use in the business or other corporate purposes, and it is not expected that cash or share dividends will be paid.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion is based upon and should be read in conjunction with the Company's financial statements, including the notes thereto, and the cautionary statements regarding forward-looking statements.

PLAN OF OPERATION

         Pacific International Enterprises, Inc., a Nevada corporation (the "Company") was formed in 1988 with the intention of operating certain offshore gaming facilities. Such operations were never conducted and the Company remained inoperative until October 12, 1995, when it acquired all of the capital stock of Crush Innovative Sports

Systems, Inc., a California corporation ("Crush"). All of the current operations of the Company are being conducted through Crush.

         The Company's primary business is the development and anticipated marketing and sale of "T-Bone" snowboard bindings and snowboard boots. The Company is a development stage enterprise and has not had any revenue from operations to date since inception. The first salable systems were received by the Company in April, 1997. The Company currently has orders in place for 8,000 pairs of boots and bindings for delivery to customers between July and December, 1997. These orders should generate a gross revenue of $1.4 million of which $965,000 is estimated to be collected between July and December, 1997 and $435,000 in January, 1998. The Company has received preliminary approval for trade financing for the production and delivery of these orders.

         Over the period from February through April, 1996 the Company conducted a private placement of equity securities and raised $1,165,000. The cost and commissions of this placement were $136,249, netting the Company $1,028,751, of which $469,528 was used for partial repayment of loan financing made in October, 1995. The outstanding notes were also reduced through exercise of conversion options in the amount of $233,357. With the agreement of other noteholders, the maturity date of the remaining notes of $720,865 was extended to April, 1997. During 1996 the Company also raised additional capital through private equity in the amount of $262,500 and notes of $120,000 due June 30, 1997, secured by 400,000 shares of the Company's Common Stock.

         To date in 1997 the Company has entered into loans in the amount of $250,000 and raised equity capital in the amount of $200,000 to sustain operations, As of June 30, 1997, the Company had cash of approximately $70,000 and accounts payable of approximately $226,000 (of which approximately $57,000 is due to officers of the Company for expenses paid on behalf of the Company and approximately $65,000 is due for professional services rendered). The Company estimates that the costs of continuing operations through December 31, 1997 will be approximately $330,000, Thus, the Company estimates that it will require approximately $500,000 to sustain operations through fiscal year 1997. The Company currently has commitments for an additional $100,000 investment in the Company Common Stock, leaving approximately $400,000 of unfulfilled capital requirements for fiscal 1997. Every effort is being made to eliminate overhead and reduce current expenses. Employees and officers of the Company have agreed to take reduced or no cash salaries in exchange for equity in the Company. In addition, the Company has been able to enter into long-term payment plans with certain accounts payable. The Company does not currently have any other commitments to raise additional funds, but is in the process of attempting to acquire trade financing of approximately $600,000. There can be no assurance that the Company will be able to acquire trade financing or will be able to raise funds through sales of additional equity. Without such additional funds, there is substantial uncertainty about the ability of the Company to continue as a going concern.

         The Company intends to continue on-going development of its products during fiscal year 1997 to the extent permitted by available financing. Such development is expected to include the products described under Item 1.

         The Company does not anticipate any significant sale of equipment during fiscal year 1997, but does expect to purchase various equipment for development purposes at an anticipated cost of $100,000, subject to available financing.

         The Company does not currently anticipate any significant changes in the number of employees or compensation payable to employees.

RECENT DEVELOPMENTS

         Cancellation of merger with Third Rail, Inc. In May, 1997 the Company announced that by mutual agreement between the parties, the merger between the Company and Third Rail, Inc. was canceled. Neither Third Rail, Inc. nor the Company were financially able to complete the agreement as originally envisaged. No orders, customers or suppliers will be affected or lost as a result of such cancellation.

         Acquisition of Laurence/Wayne, Inc. The Company has entered into a letter of intent in 1995 to merge Laurence/Wayne, Inc. ("L/W") into the Company such that L/W will become an operating subsidiary of the Company. As a result of the merger, the Company would acquire all of the patents upon which its T-Bone snowboard binding and other products depend. In the merger, the shares of Company Common Stock currently held by L/W would be canceled, and new certificates will be issued directly to the L/W shareholders. Thus, no dilution to existing shareholders of the Company will occur. The merger has been approved by the shareholders of L/W but is still subject to the approval of the Company's shareholders. Therefore, there can be no guarantee that the merger will be consummated or consummated on the terms of the letter of intent.

         Manufacturing Arrangement with Norlander. The Company currently has an outstanding order with Norlander, Inc. ("Norlander"), a major boot manufacturer, to produce the specially made boots to fit the T-Bone system. Norlander has delivered more than 400 units out of the initial 2,500 unit order to the Company to date, and will be manufacturing an additional 5,500 units to be delivered in October, 1997. Although the Company anticipates that Norlander will be able to deliver the additional units on time, there can be no guarantee that this will happen. If the Company fails to receive the units on time or not at all, it is unlikely that the Company would be able to find an alternative manufacturer in time to fill existing orders in time for the 1997-1998 snowboard season.

         Execution of Sale Orders. The Company has recently entered into sale orders for 8,000 pairs of the boots and binding system. Approximately 5,000 pairs of these orders were with a major sporting goods chain and the majority of the remaining orders were with two other major international customers. The orders guarantee a 65% sell-through to the purchasers, whereby the Company would accept back any unsold units if less than 65% were sold. Although the Company has every reason to believe that these purchase orders will be filled, their success depends upon the successful delivery by Norlander as described above and the successful assembly of the binding system by Die-Cast or other assemblers that the Company may enter into agreements with.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

         From time to time the Company or its management may make forward-looking statements with respect to the business, sales, revenues, earnings, earnings per share, proposed acquisitions and other matters. Such forward-looking statements involve risks and uncertainties and there are important factors that could cause actual results to differ materially from those anticipated. Some of the important risks are set forth below:

         Limited Operating History; Development Stage of Company. The Company has a very limited history of operations and has not yet had any sales or revenue. The Company's first salable product became available in April, 1997. The Company's primary activities to that date had been technology and product development. The Company's success is dependent upon the successful development and marketing of its proposed services and products, as to which there is no assurance. Any future success that the Company might enjoy will depend upon many factors, including factors which may be beyond the control of the Company or which cannot be predicted at this time. No assurance can be given that the Company can or will ever operate profitably.

         Need for Additional Capital. Additional capital will be required to effectively support the operations and to otherwise implement the Company's overall business strategy. There can be no assurance that financing will be available when needed on terms that are acceptable to the Company. In addition, cost and expenses to be incurred for manufacturing, marketing and product development, other than for the current orders, will require additional working capital. The inability to obtain additional capital could restrict the Company's ability to grow and may affect the Company's ability to continue as a going concern.

         Dependence on Third-Party Selling Efforts. One of the Company's principal marketing strategies is to enter into joint development and distribution agreements with snowboard distributors and boot manufacturers. The Company has entered into non-exclusive development and distribution agreements with various boot manufacturers, and retains the right to make and sell boots incorporating the Company's own technology. With respect to boots, the Company also intends to establish independent sales representatives. The Company will, therefore, depend on such manufacturers and independent sales representatives to sell and distribute its products. The loss of the services of such sales or distribution channels or difficulties encountered with any of the Company's independent sales representatives or distributors would have a material adverse effect on the Company's results of operations.

         Expected Seasonality; Expected Fluctuations in Quarterly Operating Results. Because snowboarding traditionally is a winter sport and the Company's sales are expected to be concentrated in the northern hemisphere, sales of the Company's products are expected to occur predominantly in the third and fourth calendar quarters of 1997 and possibly 1998. Although management believes distribution in Australia, New Zealand and Argentina will eliminate the seasonality of its business over time, the Company expects that for the foreseeable future the majority of net sales will be generated in the third and fourth calendar quarters. Since much of the Company's operating expense is expected to be fixed in nature and because relatively lower net sales are expected to be realized in the first and second calendar quarters of each year, the Company may incur operating losses in the first calendar quarter, and possibly in the second calendar quarter. In addition to seasonal fluctuations, the Company's operating results fluctuate from quarter to quarter as a result of the timing of order shipments, new product introductions and new distribution agreements.

         Dependence on Outside Manufacturers. The Company will assemble the finished binding to be attached to both the boots and the snowboards using local area suppliers. An outside supplier has been contracted to manufacture the boot sole and uppers. Presently the Company is using one boot supplier, but the Company has other such suppliers interested in the T-Bone system. The Company has negotiated minimum performance standards, quality control requirements and other protective provisions, but there can be no assurance that the manufacturing process will not be disrupted. Any such disruption could have a material adverse impact on the revenue, earnings and prospects of the Company.

         Competition. The Company will initially compete predominantly in the snowboard industry. This industry is highly competitive and has relatively few barriers to entry. The Company will compete with a large number of established manufacturers and distributors whose brand names enjoy substantially greater consumer recognition than the Company's products. In addition, there are a large number of established alpine ski manufacturers and distributors who are currently not active in the snowboarding industry who could pose a significant threat by developing snowboard binding systems. Most of the Company's competitors have greater financial, distribution, advertising and management resources than the Company. There can be no assurance that the Company will be able to successfully compete against such companies.

ITEM 7.  FINANCIAL STATEMENTS

         See "Index to Consolidated Financial Statements" for a listing of the consolidated financial statements filed with this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company had no such changes or disagreements during the fiscal year ended December 31, 1996.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information regarding the executive officers and directors of the Company as of December 31, 1996:


     Name                    Age           Position(s) Held
     ----                    ---           ----------------
Binks Graval                 52            Chief Executive Officer and Chairman of the Board

Richard W. Perkins           43            Vice-President and Vice-Chairman of the Board

Anthony Broughton            57            Treasurer, Chief Financial Officer, Chief
                                           Operations Officer and Director

         Richard W. Perkins became a director of the Company on October 12, 1995, when he was elected to fill a vacancy on the Board. Binks Graval became a director on June 24, 1996. Anthony Broughton became a director on December 19, 1996. The Company currently has two vacancies on its Board. Directors are elected by the Board of Directors and serve until the next annual meeting of stockholders and until their successors are elected and qualified. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Directors who are employees of the Company do not receive any compensation for serving on the Board of Directors of the Company. Directors who are non-employees of the Company do not receive any compensation for serving on the Board of Directors of the Company. The Company expects that the Board of Directors will meet at least quarterly. The Company does not currently have audit or compensation committees.

Binks Graval is the Chairman of the Board and Chief Executive Officer of the Company. Mr. Graval has been involved in business development for the past 22 years, identifying unique concepts and turning those concepts into profitable enterprises. Mr. Graval has been involved in more than 40 projects during this period, with responsibilities ranging from Independent Consultant to Chairman/CEO.

Most recently, Mr. Graval was a consultant to a major Indonesian conglomerate and was responsible for developing international trade and projects between Indonesia and the People's Republic of China. Mr. Graval worked from the Premier level down to the Minister level with the governments, as well as with the heads of the largest Indonesian and Chinese companies. He developed and negotiated $500 million of capital projects in steel, coal extraction, power and plantation sectors.

As Chairman and CEO of the Company, Mr. Graval's mandate is to complete the conversion of the Company from a research and development mode into a mode of manufacturing and sales, all dedicated to operations that increase capital value and produce an on-going high level of cash flow.

Richard W. Perkins is the founder/President of Crush Innovative Sports Systems and Vice-President and Vice-Chairman of the Company. Mr. Perkins also founded Laurence/Wayne Research and Development, Inc. and has served as its Chief Executive Officer since 1990. Mr. Perkins is primarily responsible for the design and co-development of various applications of the patented Roclock(TM) fastening technology, including the T-Bone system.

Mr. Perkins graduated in 1975 from St. Michael's College in Vermont and was a competitive skier for more than fifteen years.

During the 1980s, Mr. Perkins was President of Perkins & Associates, an advertising and design firm specializing in media buying with a wide range of national and regional clients in the corporate, entertainment and technical fields. Mr. Perkins merged his clients with the Fleming Design Group and became a managing partner in the marketing group, ProMotions, Inc. He also worked as a marketing consultant to the newly formed EPIC Surf and Skate Sportswear Co. in Anaheim, California. After EPIC's sales tripled within three years, Mr. Perkins helped to orchestrate the acquisition of EPIC by the Oregon based conglomerate, Sun Sportswear.

In 1989, due to the increased potential of the expanding Roclock(TM) product line and the amount of time the project was consuming, Mr. Perkins divested all his assets and corporate clients to focus his attention on the development of the quick release fastening technologies for various industries.

Anthony D. Broughton was appointed Chief Operations Officer of the Company in June, 1996 and Chief Financial Officer in December, 1996. Mr. Broughton has 30 years of international and financial operations experience in senior positions, among which was as Chief Executive Officer of a major Security Pacific subsidiary, as Regional Director, Asia and Chief Financial Officer Multinational Operations for Motorola, Inc., a major telecommunications conglomerate, and Chief Financial Officer for Union Carbide Eastern, a major petrochemical conglomerate, which covered Near and Far East Asia and Australasia. Mr Broughton is a fellow of the UK Institute of Chartered Accountants.

KEY CONSULTANTS

Lee Rogers is the coach of the U.S. Amateur Snowboarding Team and advisor to the Company. Mr. Rogers has tested the Company's boots and bindings extensively, and provides valuable information to the Company regarding the durability, presentation and marketability of the boots. The Company has agreed to pay Mr. Rogers $3,000 per month, plus expenses. Since June, 1996, the Company has paid Mr. Rogers only $1,000 per month. The Company plans to make up for such shortfall by issuing shares of the Company's Common Stock to Mr. Rogers. The number of shares to be issued has not been determined and is currently being negotiated with Mr. Rogers.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table
--------------------------

                                                                               Long-Term Compensation
                                                                    -----------------------------------------
                                      Annual Compensation                     Awards               Payout
------------------------------------------------------------------  --------------------------  -------------
                                                                       Restricted
Name and                                                                 Stock                                     All Other
Principal                Fiscal                                          Award        Options/       LTIP        Compensation
Position                  Year      Salary($)    Bonus($)  Other($)      ($)(1)       SARs(#)      Payout($)       ($)(2)
-----------------------------------------------------------------------------------------------------------------------------
R.W. Perkins,             1996       $54,000       -0-       -0-         $24,000        -0-           -0-            -0-
Vice-President            1995       $32,257       -0-       -0-           -0-        500,000         -0-            -0-
-----------------------------------------------------------------------------------------------------------------------------
Binks Graval, CEO         1996       $24,000       -0-       -0-         $27,000      500,000         -0-            -0-
                          1995         -0-         -0-       -0-           -0-          -0-           -0-            -0-
-----------------------------------------------------------------------------------------------------------------------------
Anthony Broughton, CEO    1996       $15,564       -0-       -0-         $18,000      500,000         -0-            -0-
                          1995         -0-         -0-       -0-           -0-          -0-           -0-            -0-
-----------------------------------------------------------------------------------------------------------------------------
E.G. Hanson, CFO (3)      1996       $25,500       -0-       -0-           -0-          -0-           -0-            -0-
                          1995       $15,000       -0-       -0-         $25,000        -0-           -0-            -0-
-----------------------------------------------------------------------------------------------------------------------------
W.J. Kearns, COO (4)      1996       $20,000       -0-       -0-           -0-        400,000         -0-            -0-
                          1995       $15,011       -0-       -0-           -0-          -0-           -0-            -0-
-----------------------------------------------------------------------------------------------------------------------------

(1)  Granted in lieu of cash payments for salaries and car allowances.

(2) The remuneration described in the table does not include the cost to the Company of benefits furnished to all employees generally, including premiums for health insurance.

(3) The Company had entered into a consulting service agreement with Redfield Miller, Inc. of which Edward G. Hanson is an employee. Mr. Hanson, who left the Company in December, 1996, is deemed to have received such amounts paid to Redfield Miller as salary and other compensation.

(4) William Kearns' service with the Company as Executive Vice-President of Operations ended in May, 1996.

EMPLOYMENT AGREEMENTS

         The Company has entered into five-year employment agreements with Binks Graval, Richard W. Perkins and Anthony Broughton pursuant to which Mr. Graval was to become Chief Executive Officer, Mr. Perkins was to become Vice-President and Mr. Broughton was to become Chief Financial Officer of the Company, all at annual salaries of $96,000. Additionally, each of the officers will receive 500,000 options to purchase shares of the Company's Common Stock. 100,000 of such options vested upon the signing of the employment agreements and an additional 100,000 shall vest on the four subsequent anniversaries of the signing of the employment agreements. Mr. Graval's and Mr. Perkins' options shall be at $1.00 per share, representing the fair market value of the Company's Common Stock on the date of the employment agreement in June, 1996. Mr. Broughton's options shall be at $0.38 per share, representing the fair market value of the Company's Common Stock on the date of the employment agreement in December, 1996. Mr. Perkins' employment agreement has been mutually terminated, although Mr. Perkins will continue to preform advisory functions to the Company through his relationship with Laurence/Wayne. Mr. Perkins will remain a director in the company. Mr. Perkins had been granted options under a prior employment agreement to purchase 500,000 shares of the Company's Common Stock as follows:
100,000 shares after the first
year of employment at an exercise price of $3.50 per share; 200,000 shares after the second year of employment at an exercise price of $4.50 per share; and 200,000 shares after the third year of employment at an exercise price of $5.50 per share. Such options have been canceled and replaced with the options granted under the new employment agreement.

STOCK OPTION PLAN

         In 1995, the Company adopted, and the shareholders approved, the Pacific International Enterprises, Inc. 1995 Stock Option Plan (the "Plan") which provides for the grant by the Company of options to purchase up to 500,000 shares of the Company's Common Stock to officers, directors and employees, and to consultants, vendors, customers and others expected to provide significant services to the Company or its subsidiaries. If an option granted under the 1995 Plan expires or terminates, the shares subject to any unexercised portion of that option will again become available for the issuance of further options under the applicable plan. Options may be granted under the 1995 Plan which are intended to qualify as "incentive stock options" under Section 422 of the Code ("Incentive Stock Options") or, alternatively, as stock options which will not so qualify ("Nonstatutory Options"). The plans will terminate on June 15, 2005, and no more options may be granted under the 1995 Plan once it has been terminated. The Board or a committee designated by the Board is empowered to determine the terms and conditions of each option granted under the 1995 Plan. However, the exercise price of an incentive stock option cannot be less than the fair market value of the Common Stock on the date of grant (110% if granted to an employee who owns 10% or more of the Common Stock), and the exercise price of a non-statutory option cannot be less than 85% of the fair market value of the Common Stock on the date of grant. No option can have a term in excess of ten years (five years if granted to an employee owning 10% or more of the Common Stock), and no incentive stock option can be granted to anyone other than a full-time employee of the Company or its subsidiaries. As of the date hereof, no options to purchase shares of Common Stock or other awards have been granted under the 1995 Plan.

SUMMARY OPTION TABLE

==============================================================================================
                              Option/SAR Grants in Last Fiscal year
----------------------------------------------------------------------------------------------
                         Number of        % of Total
                         Securities       Options/SARs
                         Underlying       Granted to
                         Options/SARs     Employees in     Exercise or Base
Name                     Granted (#)      Fiscal Year        Price ($/Sh)      Expiration Date
----------------------------------------------------------------------------------------------
Binks Graval               100,000           33.3%              $1.00              6/30/2001
----------------------------------------------------------------------------------------------
Richard Perkins            100,000           33.3%              $1.00              6/30/2001
----------------------------------------------------------------------------------------------
Anthony Broughton          100,000           33.3%              $0.38             12/30/2001
==============================================================================================


         During fiscal year 1996, no options were exercised by any of the executive officers of the company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as to beneficial ownership of the Company's Common Stock by directors, executive officers and persons known to the Company to own 5% or more of the outstanding Common Stock.

                                        Number of Shares          Percent of
        Name                           Beneficially Owned     Total Outstanding*
        ----                           ------------------     ------------------
Laurence/Wayne, Inc. (1)                   4,175,548                44.89%

Binks Graval (2)                             585,135                 6.29%

Richard W. Perkins (1)(2)                    575,675                 6.19%

Anthony Broughton (3)                        556,756                 5.99%

All Officers and Directors                 5,893,114                63.55%
  as a Group (3 persons)


----------
 * Percentage of ownership with respect to any person assumes that any options owned by such are exercised, but that no options or warrants are exercised by any other person.

(1) Richard W. Perkins and Bradley L. Read both own approximately 36.2% of the outstanding shares of Laurence/Wayne, Inc. Both Mr. Perkins and Mr. Read may be deemed to have voting control over the Company's shares of Common Stock owned of record by Laurence/Wayne, Inc. although they disclaim any direct beneficial ownership.

(2) Includes options to purchase 500,000 shares of Common Stock on June 30, 1996, exercisable as follows: 100,000 at $1.00 at the time of grant; 100,000 at $1.00 on the subsequent four anniversaries of the date of grant.

(3) Includes options to purchase 500,000 shares of Common Stock on December 30, 1996, exercisable as follows: 100,000 at $0.38 at the time of grant; 100,000 at $0.38 on the subsequent four anniversaries of the date of grant.

 * Unless otherwise indicated, the business address of each named person is 4431 Corporate Center Drive #131, Los Alamitos, CA 90720

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In 1995, the Company entered into a merger agreement with Third Rail, Inc. Kelly Graval, the son of the Company's CEO, Binks Graval, is an officer and significant owner of Third Rail, Inc. Pursuant to the merger agreement, the Company loaned Third Rail, Inc. $250,000 secured by all of the assets of Third Rail, Inc. The source of the funds was from various loans made to the Company as well as the proceeds of a private placement conducted by the Company. The Company's Board of Directors approved the loan, including a majority of disinterested directors, but such loan was not submitted to the shareholders for their approval. Third Rail, Inc. has since been foreclosed upon by its primary creditor. The Company has written off the loan as a loss on its financial statements as it is highly unlikely the Company will ever be repaid. The merger agreement has since been mutually terminated by both the Company and Third Rail, Inc. for financial reasons.

         In 1995, the Company entered into a merger agreement with Laurence/Wayne, Inc. Richard Perkins. a director of the Company, is a founder and beneficial owner of 36.2% of Laurence/Wayne, Inc. The Company expects this merger to be completed in 1997.

          The Company has issued 1,213,860 shares of the Company's Common Stock through the exercise of warrants to Woodbridge and Associates, Inc. in exchange for corporate development services under a corporate development agreement. The agreement provided that Woodbridge and Associates, Inc. would assist in the search of accountants, legal counsel and other professionals, assist in finding and retaining outside directors, assist in designing management compensation and benefits, assist in fulfilling the Company's strategic objectives, assist in the capitalization of the Company and develop, implement and maintain an ongoing market support system with the general objective of expanding stockbroker awareness of the Company's Common Stock. The current agreement with Woodbridge and Associates, Inc. expired on July 1, 1997. The Company has no intention of renewing the agreement with Woodbridge and Associates, Inc.

          The Company has issued 24,452 shares of the Company's Common Stock to David Fleming in exchange for design and logo services.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)     Description of Exhibits.
                  ------------------------

          2.1 Merger Agreement and Plan of Reorganization dated October 11, 1995 by and among Pacific International Enterprises, Inc., Crush Acquisition Corp. and Crush Innovative Sports Systems, Inc., together with all exhibits incorporated by reference from Registrant's Form 8-K dated October 11, 1995, Exhibit A *

          3.1 Articles of Incorporation as filed with the Secretary of State of Nevada on December 30, 1988 *

          3.2     Bylaws of the Registrant *

          4.1     Specimen Stock Certificate *

          4.2     Form of Promissory Note *

          4.3     Form of Warrant Agreement *

          4.4     Form of Registration Rights Agreement *

          4.5     Woodbridge Corporate Development Agreement as amended

         10.0 Boot Component Agreement between Crush Innovative Sports Systems, Inc. (formerly Crush Snowboard Products, Inc.) and Monark Sporting Goods, Inc. incorporated by reference from Registrant's Form 8-K filed on October 11, 1995, Exhibit B *

         10.1 Binding Component Agreement between Crush Innovative Sports Systems, Inc. and Monark Sporting Goods, Inc. incorporated by reference from Registrant's Form 8-K filed on October 11, 1995, Exhibit C *

         10.2     Purchase Order between CRUSH and Die Cast of America, Inc. *

         10.3     Stock Option Agreements with William Kearns *

         10.4     Stock Option Agreements with Eric Anderson *

          10.5   Stock Option Agreements with Mike Voss *

          10.6   Employment Agreements with Bill Kearns *

          10.7   Employment Agreements with Edward Hanson *

          10.8   Employment Agreements with Richard Perkins *

          11.1   Statement re: computation of per share earnings *

          21.1   List of Subsidiaries of the Parent Company

          23.2   Consent of Independent Auditors

          24.1   Power of Attorney

          27.1   Financial Data Schedule

-----------------
* Incorporated by reference from the Company's Form 10-KSB for the fiscal year ended December 31, 1995.

          (b)    Reports on Form 8-K.
                 --------------------

                 No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report and through December 31, 1996.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PACIFIC INTERNATIONAL ENTERPRISES, INC.

Date:   July 2, 1997                     By: /s/ BINKS GRAVAL
                                             ---------------------
                                             Binks Graval
                                             Chairman of the Board

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


         Signatures                       Title                  Date Signed
         ----------                       -----                  -----------
/s/ BINKS GRAVAL                  Chairman of the Board,        July 2, 1997
------------------------------    Chief Executive Officer
    Binks Graval                  and President


/s/ RICHARD W. PERKINS            Vice-Chairman of the          July 2, 1997
-----------------------------     Board and Vice-President
    Richard W. Perkins


/s/ ANTHONY BROUGHTON             Chief Financial Officer       July 2, 1997
-----------------------------     (Principal Accounting
    Anthony Broughton             Officer), Chief Operations
                                  Officer and Director

                                  EXHIBIT INDEX


EXHIBIT                                                                    SEQUENTIALLY
NUMBER                          DESCRIPTION                                  NUMBERED
-------                         -----------                                ------------
   3.1        Articles of Incorporation as filed with the Secretary
              of State of Nevada on December 30, 1988 *

   3.2        Bylaws of the Registrant *

   4.1        Specimen Stock Certificate *

   4.2        Form of Promissory Note *

   4.3        Form of Warrant Agreement *

   4.4        Form of Registration Rights Agreement *

   4.5        Woodbridge Corporate Development Agreement as amended

  10.2        Purchase Order between CRUSH and Die Cast of America, Inc. *

  10.3        Stock Option Agreements with William Kearns *

  10.4        Stock Option Agreements with Eric Anderson *

  10.5        Stock Option Agreements with Mike Voss *

  10.6        Employment Agreements with Bill Kearns *

  10.7        Employment Agreements with Edward Hanson *

  10.8        Employment Agreements with Richard Perkins *

  11.1        Statement re: computation of per share earnings *

  21.1        List of Subsidiaries of the Parent Company

  23.2        Consent of Independent Auditors

  24.1        Power of Attorney

  27.1        Financial Data Schedule

---------------
* Incorporated by reference from the Company's Form 10-KSB for the fiscal year ended December 31, 1995.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PACIFIC INTERNATIONAL ENTERPRISES, INC.

Report of Independent Certified Public Accountants

Consolidated Balance Sheets as of December 31, 1996 and December 31, 1995

Consolidated Statements of Operations for the Year ended December 31, 1996 and from inception (February 28, 1995) through December 31, 1995

Consolidated Statements of Shareholders' Deficit from inception (February 28,
      1995) to December 31, 1996

Consolidated Statements of Cash Flows for the Year ended December 31, 1996 and from inception (February 28, 1995) through December 31, 1995

Notes to Consolidated Financial Statements

                    PACIFIC INTERNATIONAL ENTERPRISES, INC.
                                AND SUBSIDIARIES
                         (A Development Stage Company)

                       Consolidated Financial Statements

                               December 31, 1996

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Pacific International Enterprises, Inc.


We have audited the accompanying consolidated balance sheets of Pacific International Enterprises, Inc. and subsidiaries (a development stage company) (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' deficit and cash flows for the year ended December 31, 1996 and the period from inception (February 28, 1995) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accompanying principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific International Enterprises, Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their consolidated operations and cash flows for the year ended December 31, 1996 and for the period from inception to December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has incurred significant net losses since its inception, its liabilities exceed its assets, and is experiencing cash flow shortages; these factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are described in Note 7. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.





                                        CACCIAMATTA ACCOUNTANCY CORPORATION


Irvine, California
July 1, 1997

                  PACIFIC INTERNATIONAL ENTERPRISES, INC. AND
                   SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)

                          Consolidated Balance Sheets

                                                                       December 31,
                                                                ---------------------------
                                                                    1996           1995
                                                                -----------     -----------

                        ASSETS

CURRENT ASSETS:
  Cash and equivalents                                          $    16,101     $   659,010
  Restricted cash                                                     8,500          75,000
  Inventory                                                          26,238          23,385
  Other                                                              70,000          21,466
                                                                -----------     -----------
  Total current assets                                              120,839         778,861

EQUIPMENT                                                            21,291         145,939

PATENTS AND TRADEMARKS                                               41,477          37,242
                                                                -----------     -----------
                                                                $   183,607     $   962,042
                                                                ===========     ===========
       LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Notes Payable                                                 $   795,865     $ 1,423,750
  Accounts payable                                                  225,865          76,938
  Accrued salaries                                                  101,221              --
  Accrued interest                                                   33,230              --
  Other accrued expenses                                             44,380          78,543
                                                                -----------     -----------
  Total current liabilities                                       1,200,561       1,579,231
                                                                -----------     -----------

SHAREHOLDERS' DEFICIT:
  Preferred stock - 3,000,000 authorized, $.001 par value,
    zero shares issued and outstanding in 1996 and 1995                  --              --
  Common stock - 50,000,000 shares authorized, $.001 par
    value; 8,710,190 and 6,128,927 shares issued and
    outstanding in 1996 and 1995, respectively                        8,710           6,129
  Additional paid-in capital                                      3,882,118         938,549
  Unamortized common stock and equivalents cost                    (345,333)       (272,035)
  Deficit accumulated during the development stage               (4,562,449)     (1,289,832)
                                                                -----------     -----------
  Net shareholders' deficit                                      (1,016,954)       (617,189)
                                                                -----------     -----------
                                                                $   183,607     $   962,042
                                                                ===========     ===========



   The accompanying notes are an integral part of these financial statements.

                  PACIFIC INTERNATIONAL ENTERPRISES, INC. AND
                   SUBSIDIARIES (A Development Stage Company)
                     Consolidated Statements of Operations

                                                                                                         Cumulative
                                                                                     Inception         from inception
                                                                                   (February 28,       (February 28,
                                                                  Year ended          1995) to            1995) to
                                                                 December 31,       December 31,        December 31,
                                                                     1996               1995                1996
                                                                 ------------      -------------       --------------
COSTS AND EXPENSES:
  Research and development, exclusive
    of research and development costs acquired
    of $314,462 in 1995....................................        $  (352,517)         $ (124,195)     $  (476,712)

  General and administrative...............................         (1,562,880)           (702,902)      (2,265,782)

  Interest.................................................            (72,598)            (26,789)         (99,387)
                                                                   -----------          ----------      -----------
                                                                    (1,987,995)           (853,886)      (2,841,881)
                                                                   -----------          ----------      -----------

Non-cash expenses related to issuance of common stock and equivalents and convertible notes:

  Consulting...............................................           (911,476)            (44,297)        (955,773)

  Compensation.............................................           (113,600)             (6,000)        (119,600)

  Interest.................................................           (259,546)            (71,187)        (330,733)
                                                                   -----------          ----------      -----------
                                                                    (1,284,622)           (121,484)      (1,406,106)
                                                                   -----------          ----------      -----------
NET LOSS...................................................        $(3,272,617)         $ (975,370)     $(4,247,987)
                                                                   ===========          ==========      ===========
NET LOSS PER COMMON SHARE..................................        $     (0.43)         $    (0.18)
                                                                   ===========          ==========
WEIGHTED AVERAGE NUMBER OF SHARES..........................          7,608,824           5,436,773
                                                                   ===========          ==========


   The accompanying notes are an integral part of these financial statements.

                  PACIFIC INTERNATIONAL ENTERPRISES, INC. AND
                    SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)

                Consolidated Statement of Shareholders' Deficit
            From inception (February 28, 1995) to December 31, 1996



                                           COMMON STOCK                                            DEFICIT
                                 -----------------------------------               UNAMORTIZED   ACCUMULATED
                                                     AMOUNT          ADDITIONAL   COMMON STOCK   DURING THE        NET
                                 NUMBER OF  ------------------------   PAID IN   AND EQUIVALENTS DEVELOPMENT  SHAREHOLDERS'
                                  SHARES    PER SHARE      TOTAL       CAPITAL         COST         STAGE        DEFICIT
                                 ---------  -----------  -----------  -----------   -----------  -----------   -----------
Issuance of capital stock to
  Laurence/Wayne, Inc. for
 technology rights and assets
 on February  28, 1995           4,175,548  $     0.087  $     4,176  $   357,305          --     $  (314,462)  $    47,019

Issuance of common stock
  for cash                         311,000        0.333          311      105,022          --            --         105,333

Issuance of common stock
  for services                     643,452        0.100          643       63,702          --            --          64,345

Stock issued for acquisition
  of Pacific International
  Enterprises, Inc.                798,927         --            799         (799)         --            --            --

Exercise of options                 50,000        0.250           50       12,450          --            --          12,500

Issuance of warrants                  --          0.250         --        393,519      (387,519)         --           6,000

Exercise of warrants               150,000        0.050          150        7,350          --            --           7,500

Amortization of warrant cost          --           --           --           --         115,484          --         115,484

Net loss for 1995                     --           --           --           --            --        (975,370)     (975,370)
                                 ---------  -----------  -----------  -----------     ---------   -----------   -----------

BALANCE, DECEMBER 31, 1995       6,128,927         --          6,129      938,549      (272,035)   (1,289,832)     (617,189)

                                                                    (continued)


The accompanying notes are an integral part of these financial statements.

                  PACIFIC INTERNATIONAL ENTERPRISES, INC. AND
                   SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)

           Consolidated Statement of Shareholders' Deficit (Continued)
            From inception (February 28, 1995) to December 31, 1996



                                               COMMON STOCK                                               DEFICIT
                                     -----------------------------------                  UNAMORTIZED    ACCUMULATED
                                                         AMOUNT            ADDITIONAL    COMMON STOCK     DURING THE      NET
                                     NUMBER OF  ------------------------    PAID IN     AND EQUIVALENTS  DEVELOPMENT  SHAREHOLDERS'
                                      SHARES     PER SHARE      TOTAL       CAPITAL           COST          STAGE        DEFICIT
                                     ---------  -----------  -----------   ----------   ---------------  -----------  ------------
BALANCE, DECEMBER 31, 1995            6,128,927         --          6,129      938,549     (272,035)   (1,289,832)     (617,189)

Issuance of common stock for cash,
  net of offering expenses of
  $136,249                            1,107,500  0.50 - 2.00        1,108    1,290,143         --            --       1,291,251

Issuance of common stock for
  services                               13,125        0.720           13       26,337         --            --          26,350

Conversion of notes payable to
  common stock                          183,482        1.270          183      233,174         --            --         233,357

Issuance of options                        --          3.500         --        113,600     (113,600)         --            --

Issuance of warrants                       --    0.50 - 3.50         --      1,124,320   (1,104,071)         --          20,249

Issuance of common stock for
  loan collateral                       400,000        0.300          400      119,600     (120,000)         --            --

Exercise of options                      24,000        0.660           24       15,816         --            --          15,840

Exercise of warrants                    853,156        0.025          853       20,579         --            --          21,432

Amortization of option and
  warrant cost                             --           --           --           --      1,264,373          --       1,264,373

Net loss for 1996                          --           --           --           --           --      (3,272,617)   (3,272,617)
                                      ---------  ----------- -----------  -----------  -----------   -----------   -----------

BALANCE, DECEMBER 31, 1996            8,710,190              $     8,710  $ 3,882,118  $  (345,333)  $(4,562,449)  $(1,016,954)
                                      =========              ===========  ===========  ===========   ===========   ===========


The accompanying notes are an integral part of these financial statements.

                   PACIFIC INTERNATIONAL ENTERPRISES INC. AND
                   SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)
                     Consolidated Statements of Cash Flows


                                                                                                 CUMULATIVE
                                                                         INCEPTION             FROM INCEPTION
                                                                        (FEBRUARY 28,           (FEBRUARY 28,
                                                YEAR ENDED                1995) TO                1995) TO
                                                DECEMBER 31,            DECEMBER 31,            DECEMBER 31,
                                                    1996                    1995                    1996
                                                ------------            -------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                     $(3,272,617)            $ (975,370)             $(4,247,987)
   Adjustments to reconcile net loss to
      net cash used by operating activities:
      Depreciation and amortization                 150,349                 16,090                  166,439
      Issuance of common stock for services          26,350                 64,345                   90,695
      Non-cash interest expense                     259,546                 71,187                  330,733
      Non-cash consulting expense                   911,476                 44,297                  955,773
      Non-cash compensation expense                 113,600                  6,000                  119,600
   (Increase) decrease in assets:
      Restricted cash                                66,500                (75,000)                  (8,500)
      Inventory                                      (2,853)               (23,385)                 (26,238)
      Prepaid expenses                              (48,534)               (21,466)                 (70,000)
      Patents and trademarks                         (7,365)               (37,242)                 (44,607)
   Increase (decrease) in liabilities:
      Accounts payable                              148,927                 76,938                  225,865
      Accrued expenses                              100,288                 78,543                  178,831
                                                -----------             ----------              -----------
   Net cash used by operating activities         (1,554,333)              (775,063)              (2,329,396)
                                                -----------             ----------              -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                             (22,571)              (115,010)                (137,581)
                                                -----------             ----------              -----------
     Net cash used by investing activities          (22,571)              (115,010)                (137,581)
                                                -----------             ----------              -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable                       (469,528)                     -                 (469,528)
   Issuance of notes payable                         75,000              1,423,750                1,498,750
   Exercise of warrants and options                  37,272                 20,000                   57,272
   Issuance of common stock                       1,291,251                105,333                1,396,584
                                                -----------             ----------              -----------
      Net cash provided by
         financing activities                       933,995              1,549,083                2,483,078
                                                -----------             ----------              -----------
   Net increase in cash                            (642,909)               659,010                   16,101
   CASH, BEGINNING OF PERIOD                        659,010                      0                        0
                                                -----------             ----------              -----------
   CASH, END OF PERIOD                          $    16,101             $  659,010              $    16,101
                                                ===========             ==========              ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
ACTIVITIES AND CASH FLOW INFORMATION:
   Conversion of notes payable
      to common stock                           $   233,357             $        -              $   233,357
                                                -----------             ----------              -----------
   Assets acquired through issuance
      of capital stock                          $         -             $   47,019              $    47,019
                                                -----------             ----------              -----------
   Cash paid during the year for interest       $    79,203             $    5,483              $    84,686
                                                -----------             ----------              -----------
   Cash paid during the year for
      income taxes                              $     1,793             $        -              $     1,793
                                                -----------             ----------              -----------

   The accompanying notes are an integral part of these financial statements.

                  PACIFIC INTERNATIONAL ENTERPRISES, INC. AND
                   SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements
                               December 31, 1996

1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization

        Crush Innovative Sports Systems, Inc. ("Crush" or the "Company"), a California corporation, was formed on February 28, 1995 for the purpose of developing, marketing and selling innovative sports products incorporating proprietary technology. Crush was formed by Laurence/Wayne, Inc. ("L/W"), a research and development company organized in May 1989 to create innovative fastening systems intended for use in the systems of numerous sporting goods, including snowboard bindings, backpacks and in-line skates. In 1994, L/W developed a unique snowboard binding system, the "T-Bone". On February 28, 1995 L/W contributed to Crush all rights to the T-Bone binding system and for the application of its fastening system to backpacks, motorcycle saddlebags, in-line skates and other sporting goods, certain assets and research and development. The value of the consideration was $361,481, equal to the historical costs incurred by L/W, allocated $47,019 to equipment and other assets and $314,462 to research and development. In reaching this determination, the company considered, among other factors, the stage of development, the time and resources needed to complete the products, expected income and associated risks. Crush is classified as a development stage company because its principal activities involved obtaining capital, business development, obtaining rights to certain technology and conducting research and development activities.

        Pacific International Enterprises, Inc., a Nevada corporation ("PIE"), was formed on December 30, 1988. From inception until October 1995, PIE was inactive and operated no business and held no significant assets. Effective October 12, 1995, PIE exchanged 798,927 shares of its common stock for all of the outstanding common stock of Crush. This transaction was a reverse acquisition whereby PIE was the legal survivor; however, the accounting reflects Crush as the survivor since Crush, as the operating entity, was in effect the real acquirer. The transaction was accounted for as a purchase of PIE by the Company and, accordingly, the accompanying financial statements include the amounts and operations of the Company from its inception and of PIE from October 12, 1995.

        The following unaudited pro forma summary combines the results of operations of the Company and PIE, as if the acquisition had occurred at the inception of Crush (February 28, 1995). This pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and PIE had constituted a single entity during such period.

                                                Period from inception
                                                (February 28, 1995) to
                                                   December 31, 1995
                                                      (Unaudited)
                                                ----------------------

        Net sales                               $        -
        Net loss                                  (975,370)
        Net loss per common share               $    (0.18)


                                                                (continued)

                  PACIFIC INTERNATIONAL ENTERPRISES, INC. AND
                   SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements

1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Principles of consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Crush Innovative Sports Systems, Inc. and PIE Acquisition Corp. PIE Acquisition Corp. is currently inactive. All significant intercompany transactions and balances have been eliminated in consolidation.

        Use of estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

        Cash and equivalents

        The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. Balances in bank accounts may, from time to time, exceed federally insured limits.

        Inventory

        Inventory is reported at the lower of cost (determined on the first-in, first-out method) or market. Allowances for obsolete inventory are based on management's estimate of the amount considered obsolete based on specific reviews of inventory items. In estimating the allowance, management relies on its knowledge of the industry (including technological and design changes) as well as its current inventory levels. The amounts the Company will ultimately realize could differ materially in the near term from amounts estimated by management.

        Patents and trademarks

        Patents and trademarks are carried at cost less accumulated amortization which is calculated on a straight-line basis over their estimated useful lives of seventeen and ten years, respectively.

        Income taxes

        The Company reports certain expenses differently for financial and tax reporting purposes and, accordingly, provides for the related deferred taxes. Income taxes are accounted for under the liability method in accordance with SFAS 109.

        Fair Value of Financial Instruments

        The fair value of financial instruments, consisting principally of notes payable, are based on interest rates available to the Company and comparison to quoted prices. The fair value of these financial instruments approximates carrying value.


                                                                (continued)

                  PACIFIC INTERNATIONAL ENTERPRISES, INC. AND
                   SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements

1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Stock-Based Compensation

        The Company accounts for compensation costs related to employee stock options and other forms of employee stock-based compensation plans in accordance with the requirements of Accounting Principles Board Opinion 25 ("APB 25"). APB 25 requires compensation costs for stock-based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of grant and the option exercise price. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 established a fair value-based method of accounting for compensation costs related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company adopted the provisions for pro forma disclosure requirements of SFAS 123 in fiscal 1996. Options granted to non-employees are recognized at their estimated fair value at the date of grant.

        Research and development costs

        Costs and expenses that can be clearly identified as research and development are charged to expense as incurred.

        Loss per common share

        The computation of loss per share is based on the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for 1995 includes the 798,927 shares of common stock issued to PIE for the entire period. The deemed exercise of the outstanding stock options and warrants would be antidilutive.

2.      EQUIPMENT

        Equipment at December 31, 1996 and 1995 consists of the following:

        <Caption)
                                                                       Years of
                                          1996            1995        Useful Life
                                        --------        --------      -----------
        Tooling                         $  8,941        $142,018           1
        Computers                         13,644          11,978           3
        Furniture and equipment            9,900           8,033           5
                                        --------        --------
                                          32,485         162,029
        Accumulated depreciation         (11,194)        (16,090)
                                        --------        --------
                                        $ 21,291        $145,939
                                        ========        ========

        Depreciation expense for 1996 and 1995 totaled $147,219 and $16,090, respectively, and is provided over the estimated useful lives of the related assets using the straight-line method.

                                                                (continued)

                  PACIFIC INTERNATIONAL ENTERPRISES, INC. AND
                   SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements

3.      CAPITAL AND FINANCING TRANSACTIONS

        Preferred stock

        In October 1996, the Board of Directors of the Company authorized three million shares of preferred stock at $.001 par value of which none were issued or outstanding at December 31, 1996.

        Common stock splits

        On March 30, 1995, the Company effected a ten for one stock split and, on October 10, 1995, a one for five reverse stock split. All share and per share data included in these financial statements have been restated to reflect the stock splits.

        Warrants

        In connection with an August 1995 private placement memorandum, Crush issued notes payable totaling $1,423,750. These notes bear interest at 9%, payable quarterly and are due the earlier of (i) the closing of a private placement or public offering of equity securities or (ii) the first anniversary of the issuance of the notes. The Company may prepay the notes at any time without penalty. The notes are secured by the assets of the Company. At any time prior to maturity, the notes are also convertible into shares of the Company's common stock at a price equal to 70% of the closing bid price of the Company's common stock on the date of conversion but not less than $0.95 per share. In connection with this private placement memorandum, the Company issued 1,423,750 Class A Warrants (the "A Warrants") and 1,423,750 Class B Warrants (the "B Warrants") to purchase shares of common stock at exercise prices of $.05 and $.95, respectively. On the same terms, the Company also issued to registered broker-dealers an aggregate of 141,750 A Warrants and 141,750 B Warrants. The Warrants are exercisable for a period of three years. In the event the Company does not repay the notes payable described above in full within six months of the date of investment, then the exercise price of the B Warrants will automatically decrease at a rate of $.04 per month, commencing in the seventh month after the date of the note, but not below $.50. The warrants are callable by the Company upon 60 days written notice to the holders in the event of either (i) the ask price of the Company's common stock exceeds $2.00 for any period of 60 consecutive days or (ii) the notes are paid in full or converted into common stock. If not exercised within such 60-day period, the warrants automatically expire. The Company assigned a value of $313,100 to the detachable warrants described above. This amount is included in unamortized warrant cost and is amortized as discount on the notes over twelve months. At December 31, 1996 and 1995, 478,750 and 150,000 A Warrants had been exercised, respectively. During 1996, notes payable of $233,357 were converted into 183,482 shares of common stock, and $469,528 were paid off. On September 30, 1996, the remaining noteholders agreed to extend the maturity date of the notes to March 31, 1997, and the Company issued them warrants to purchase 735,724 shares of common stock at an exercise price of $1.00 expiring on September 30, 1999. At December 31, 1996, none of these warrants had been exercised. The remaining notes totaling $720,865 are in default.


                                                                (continued)

                  PACIFIC INTERNATIONAL ENTERPRISES, INC. AND
                   SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements


           3.   CAPITAL AND FINANCING TRANSACTIONS (CONTINUED)

                Warrants (continued)

                In September 1995, the Company issued warrants to purchase 310,078 shares of common stock at an exercise price of $.01 per share to its financial advisors expiring in September 1998. The fair value allocated to the warrants of $74,419 represents unamortized warrant cost to be amortized over the life of the agreement, which expires in June 1996. All of these warrants were exercised in 1996. In February 1996, the Company issued warrants to purchase 189,328 shares of common stock at an exercise price of $.01 per share under the same agreement described above. The warrants expire in February 1999. The fair value allocated to these warrants of $660,755 represents unamortized warrant cost to be amortized through June 1996. All of the warrants were exercised in 1996. A new agreement was negotiated with the Company's financial advisors that reduced the fees payable in cash and required the issuance of additional warrants to purchase 500,000 shares at an exercise price of $1.00 expiring in June 1999. The fair value allocated to these warrants of $344,000 represents unamortized warrant cost to be amortized over the life of the agreement, which expires in June 1997. At December 31, 1996, none of these warrants had been exercised.

                In March 1996, the Company sold in a private placement 582,500 shares of common stock at $2.00 per share with net proceeds of $1,028,751, after offering costs of $136,249. Warrants were also issued with the offering to purchase 582,500 shares of common stock at an exercise price of $3.50 expiring on March 28, 2001. None of the warrants had been exercised at December 31, 1996.

                In October 1996, the Company sold in a private placement 525,000 shares of common stock at a price of $.50 per share.

                The Company issued warrants to purchase 45,000 shares of common stock at an exercise price of $.55 to its legal advisors expiring on April 1, 2000 in connection with the October 1996 equity offering. The fair value allocated to the warrants of $20,250 was expensed as offering costs. None of the warrants had been exercised at December 31, 1996.

                In December 1996, the Company offered in a private placement $120,000 promissory notes, of which $75,000 were issued in 1996 and the remainder in early 1997. The notes bear interest at 10% and principal and accrued interest are due ninety days from the date of issuance. Warrants to purchase 15,000 shares of common stock at an exercise price of $.01 and warrants to purchase 22,500 shares of common stock at an exercise price of $1.00, both expiring in December 2001, were issued with the notes issued in 1996. The fair value allocated to the warrants of $7,350 represents unamortized warrant cost to be amortized over ninety days. None of these warrants were exercised as of December 31, 1996. The Company issued 400,000 shares of common stock to the underwriter as agent for the noteholders as collateral to secure the notes against default. The $120,000 value assigned to the shares was recorded as unamortized capital stock to be amortized over ninety days. The maturity date of the notes was subsequently extended to June 30, 1997.

                                                                (continued)

                  PACIFIC INTERNATIONAL ENTERPRISES, INC. AND
                   SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements

3.      CAPITAL AND FINANCING TRANSACTIONS (continued)

        Warrants (continued)

        A summary of warrant activity follows:

                                                Number of       Exercise Price
                                                Warrants          Per Share             Expiration
                                                ---------       --------------          ----------
        Outstanding at February 28, 1995              -                   -
        Granted                                 3,556,078       $ 0.01 - 0.95           1998 - 2000
        Exercised                                (150,000)           0.05
                                                ---------       -------------           -----------
        Outstanding at December 31, 1995        3,406,078         0.01 - 0.95           1998 - 2000
        Granted                                 2,090,052         0.01 - 3.50           1999 - 2001
        Exercised                                (853,156)        0.01 - 0.05
                                                ---------       -------------           -----------
        Outstanding at December 31, 1996        4,642,974         0.01 - 3.50           1998 - 2001
                                                =========       =============           ===========
        Exercisable at December 31, 1996        4,642,974
                                                =========

        Subsequent to year end, 250,000 warrants were exercised in a debt swap for shares of common stock, and an additional 250,000 warrants were canceled.

        Stock options

        The Company has granted options to purchase its common stock to various individuals. The option prices at the time of grant were at or above the fair value of the Company's common stock. A summary of stock option activity follows:

                                                Number of           Price
                                                 Options          Per Share             Expiration
                                                ---------       --------------          ----------
        Outstanding at February 28, 1995              -                   -
        Granted                                 1,395,000        $ .25 - 5.50               2000
        Exercised                                 (50,000)           0.25
                                                ---------        ------------           -----------
        Outstanding at December 31, 1996        1,345,000          .33 - 5.50               2000
        Granted                                 1,540,000          .38 - 1.00           1999 - 2001
        Canceled                                 (500,000)        3.50 - 5.50
        Exercised                                 (24,000)           0.66
                                                ---------        ------------           -----------
        Outstanding at December 31, 1996        2,361,000          .33 - 1.00           1999 - 2001
                                                =========        ============           ===========
        Exercisable at December 31, 1996        1,148,500
                                                =========

        Subsequent to year end, options granted in 1996 of 40,000 were canceled.



                                                                     (continued)

                  PACIFIC INTERNATIONAL ENTERPRISES, INC. AND
                   SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements

3.      CAPITAL AND FINANCING TRANSACTIONS (CONTINUED)

        Stock options (continued)

        Statement of Financial Accounting Standards 123, "Accounting for Stock-Based compensation", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options and stock warrants is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

        Had compensation cost for the plan been determined based on the fair value of the options and warrants at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share would have been:

                                           1996                     1995
                                        ------------            ------------
        Net loss
          As reported                   $(3,272,617)            $  (975,370)
          Pro forma                      (4,083,362)             (2,889,033)

        Primary earnings per share
          As reported                   $     (0.43)            $     (0.18)
          Pro forma                           (0.54)                  (0.53)

        Potential deferred tax benefits of approximately $275,653 in 1996 have not been reflected in the pro forma amounts due to the uncertainty of realizing any benefit. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1996:

        Expected life (years)              5
        Risk-free interest rate         6.00%
        Volatility                       200%

        The weighted fair value of warrants granted during the year ended December 31, 1996 and 1995 for which the exercise price approximated the market price on the grant date was $.79 and $2.13, respectively.


                                                                (continued)

                  PACIFIC INTERNATIONAL ENTERPRISES, INC. AND
                   SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements


4.      INCOME TAXES

        Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred tax assets are reduced by a valuation allowance when deemed appropriate. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are note anticipated. Measurement is computed using applicable current tax rates (34% for 1996 and 1995).

        The Company has a loss carryforward of $3,172,000 for Federal and $1,580,000 for California as of December 31, 1996 that may be offset against future taxable income. The Federal carryforwards will expire in various years through 2010, and the California carryforwards expire in 2005.

        The Company's deferred tax assets, which have been offset entirely by valuation allowances, are comprised of the following at December 31, 1996 and 1995:

                                               FEDERAL          CALIFORNIA
                                             -----------        ----------
        1996
        ----
         Loss carryforwards                  $ 3,172,000        $1,580,000
         Applicable tax rate                         34%              9.3%
                                             -----------        ----------
                                               1,078,480           146,940
         Valuation allowance                  (1,078,480)         (146,940)
                                             -----------        ----------
                                             $         -        $        -
                                             ===========        ==========


                                               FEDERAL          CALIFORNIA
                                             -----------        ----------
        1995
        ----
         Loss carryforwards                  $ 1,062,000        $  526,000
         Applicable tax rate                         34%              9.3%
                                             -----------        ----------
                                                 361,080            48,918
         Valuation allowance                    (361,080)          (48,918)
                                             -----------        ----------
                                             $         -        $        -
                                             ===========        ==========



                                                                (continued)

                  PACIFIC INTERNATIONAL ENTERPRISES, INC. AND
                   SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements

5.      COMMITMENTS AND CONTINGENCIES

        As of December 31, 1996 the Company leases its facilities under a lease agreement expiring on August 1997 with minimum remaining rental payments of $9,576 in 1997.

        Rent expense totaled $14,536 and $2,194 for the years ended December 31, 1996 and 1995.

        The proposed merger with Third Rail, Inc. was canceled by mutual agreement in May 1997. Neither Third Rail, Inc. nor the Company were financially able to complete the agreement as originally envisaged. No orders, customers or suppliers will be affected or lost as a result of such cancellation.

        The Company entered into a letter of intent in 1995 to merge Laurence/Wayne, Inc. ("L/W") into the Company such that L/W will become an operating subsidiary of the Company. The merger has been approved by the shareholders of L/W but is subject to approval by shareholders of the Company. In the merger, the shares of Company Common Stock currently held by L/W will be canceled and new certificates will be issued directly to the L/W shareholders. Thus, no dilution to existing shareholders of the Company will occur. Since approval of the merger has not yet been obtained, there can be no guarantee that the merger will be consummated or consummated on the terms of the letter of intent.

6.      LITIGATION

        The Company has been named as a defendant in the case of Chardas v Graval currently pending in Los Angeles Superior Court. The allegations against the Company arise from actions by Binks A. Graval, the Company's CEO, in his capacity as an officer of Girls Rule!, Inc. The Company intends to vigorously defend itself in this action and believes that this matter will not have any material adverse effects upon the Company.

7.      GOING CONCERN

        The Company is experiencing cash flow shortages and will need to raise additional capital in order to become operational. To date in 1997, the Company has entered into loans in the amount of $250,000 and raised equity in the amount of $200,000. These amounts have sustained operations to date and the Company currently has commitments for an additional $100,000 in exchange for equity. The Company is in the process of attempting to acquire trade financing of approximately $600,000. There can be no assurance that the Company will be able to acquire trade financing or will be able to raise funds through sales of additional equity. Without such additional funds, there is substantial doubt about the ability of the Company to continue as a going concern.