Form 10KSB40/A
period 1996-12-31
PACIFIC INTERNATIONAL ENTERPRISES INC
filed 1997-07-28
CIK 855359

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-KSB

[X ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
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

(Title of each class)                (Name of each exchange on which registered)
        NONE                                            NONE

         Securities registered under Section 12(g) of the Exchange Act:
                              (Title of each class)
                                  COMMON STOCK

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

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Description of Exhibits.

          3.1 Articles of Incorporation as filed with the Secretary of State of Nevada on December 30, 1988. *

          3.2     Bylaws of the Registrant *

          4.1     Specimen Stock Certificate *

          4.2     Form of Promissory Note *

          4.3     Form of Warrant Agreement *

          4.4     Form of Registration Rights Agreement *

          4.5     Woodbridge Corporate Development Agreement as amended **

         10.0 Boot Component Agreement between Crush Innovative Sports Systems, Inc. (formerly Crush Snowboard Products, Inc.) and Monark Sporting Goods, Inc. incorporated by reference from Registrant's Form 8-K filed on October 11, 1995, Exhibit B. *

         10.1 Binding Component Agreement between Crush Innovative Sports Systems, Inc. and Monark Sporting Goods, Inc. incorporated by reference from Registrant's Form 8-K filed on October 11, 1995, Exhibit C. *

         10.2     Purchase Order between CRUSH and Die Cast of America, Inc. *

         10.3     Stock Option Agreements with William Kearns *

         10.4     Stock Option Agreements with Eric Anderson *

         10.5     Stock Option Agreements with Mike Voss *

         10.6     Employment Agreements with Bill Kearns *

         10.7     Employment Agreements with Edward Hanson *

         10.8     Employment Agreements with Richard Perkins *

         10.9     Employment Agreement with Binks Graval

         10.10    Employment Agreement with Anthony Broughton

         21.1     List of Subsidiaries of the Parent Company **

         23.2     Consent of Independent Auditors **

         24.1     Power of Attorney **

         * Incorporated by reference from the Company's Form 10-KSB for the fiscal year ended December 31, 1995 filed on March 28, 1996.

         ** Incorporated by reference from the Company's Form 10-KSB for the fiscal year ended December 31, 1996 filed on July 7, 1997.

         (b)      Reports on Form 8-K.

                 No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report and through December 31, 1996.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PACIFIC INTERNATIONAL ENTERPRISES, INC.



Date:  July 25, 1997                     By: /s/ Binks Graval
-------------------------                    -----------------------------------
                                             Binks Graval
                                             Chief Executive Officer and
                                             Chairman of the Board

                                  EXHIBIT INDEX


EXHIBIT                           DESCRIPTION                       SEQUENTIALLY
NUMBER                                                              NUMBERED

       3.1 Articles of Incorporation as filed with the Secretary of State of Nevada on December 30, 1988 *

       3.2     Bylaws of the Registrant *

       4.1     Specimen Stock Certificate *

       4.2     Form of Promissory Note *

       4.3     Form of Warrant Agreement *

       4.4     Form of Registration Rights Agreement *

       4.5 Woodbridge Corporate Development Agreement as amended **

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

      10.5     Stock Option Agreements with Mike Voss *

      10.6     Employment Agreements with Bill Kearns *

      10.7     Employment Agreements with Edward Hanson *

      10.8     Employment Agreements with Richard Perkins *

      10.9     Employment Agreement with Binks Graval

      10.10    Employment Agreement with Anthony Broughton

      21.1     List of Subsidiaries of the Parent Company **

                                  EXHIBIT 10.9



        23.2             Consent of Independent Auditors**

        24.1             Power of Attorney**

* Incorporated by reference from the Company's Form 10-KSB for the fiscal year ended December 31, 1995 filed on March 28, 1996.

** Incorporated by reference from the Company's Form 10-KSB for the fiscal year ended December 31, 1996 filed on July 7, 1997.