Form 10QSB
period 1997-03-31
PACIFIC INTERNATIONAL ENTERPRISES INC
filed 1997-07-28
CIK 855359

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended:    March 31, 1997

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         For the transition period from ______________ to _________________


                         Commission File Number 1-10368


                     PACIFIC INTERNATIONAL ENTERPRISES, INC.
        (Exact name of small business issuer as specified in its charter)



          NEVADA                                        88-0243669
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


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_____No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class                                      Outstanding at June 30, 1997
Common stock, $.001 par value                                      10,294,630

Transitional Small Business Disclosure Format (check one):
Yes_________     No    X

                     PACIFIC INTERNATIONAL ENTERPRISES, INC.
                                   Form 10-QSB

                                      INDEX

                                                                                                          Page
                                                                                                          ----
PART I.                         FINANCIAL INFORMATION

              Item 1.           Condensed Consolidated Balance Sheet (Unaudited) as
                                of March 31, 1997.....................................................         4

                                Condensed Consolidated Statements of Operation (Unaudited)
                                for the three month periods ended
                                March 31, 1997 and 1996 and from inception
                                (February 28, 1995 to March 31, 1997).................................         5

                                Condensed Consolidated Statements of Cash Flows (Unaudited)
                                for the three months ended March 31,1997
                                and 1996 and from inception
                                (February 28, 1995 to March 31, 1997).................................         6

                                Notes to Condensed Consolidated (Unaudited)
                                Financial Statements..................................................         10

              Item 2.           Management's Discussion and Analysis of
                                Financial Condition and Results of Operations.........................         11


PART II.                        OTHER INFORMATION

              Item 1.           Legal Proceedings.....................................................         12

              Item 2.           Changes in Securities.................................................         12

              Item 3.           Default Upon Senior Securities........................................         12

              Item 4.           Submission of Matters to a Vote of Security Holders...................         12

              Item 5.           Other Information.....................................................         12

              Item 6.           Exhibits and Reports on Form 8-K......................................         12

                                     PART I
                              FINANCIAL INFORMATION

                    PACIFIC INTERNATIONAL ENTERPRISES, INC.
                                AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                           Consolidated Balance Sheet
                                  (Unaudited)

                                                                               MARCH 31,
                                                                                 1997
                                                                         ------------------
                               ASSETS
CURRENT ASSETS:
  Cash and equivalents                                                       $       3,852
  Prepaid expenses                                                                 214,631
  Inventory                                                                         31,764
  Other                                                                              2,124
                                                                         ------------------

   Total current assets                                                            252,371

EQUIPMENT                                                                           19,668

PATENTS AND TRADEMARKS                                                              49,639
                                                                         ------------------

                                                                               $   321,678
                                                                         ==================

               LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Notes payable                                                                 $1,090,865
  Accounts payable                                                                 229,089
  Accrued interest                                                                  56,820
  Other accrued expenses                                                           143,029
                                                                         ------------------

    Total current liabilities                                                    1,519,803
                                                                         ------------------

SHAREHOLDERS' DEFICIT:
  Preferred stock - 3,000,000 authorized, $.001 par value,
     zero shares issued and outstanding                                                  -
  Common stock - 50,000,000 shares authorized, $.001 par
     value; 9,147,758 shares issued and outstanding                                  9,148
  Additional paid-in capital                                                     4,096,490
  Unamortized common stock and equivalents cost                                   (118,400)
  Deficit accumulated during the development stage                              (5,185,363)
                                                                         ------------------

    Net shareholders' deficit                                                   (1,198,125)
                                                                         ------------------

                                                                               $   321,678
                                                                         ==================

                 See accompanying notes to financial statements

                    PACIFIC INTERNATIONAL ENTERPRISES, INC.
                                AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                            CUMULATIVE
                                                                                         FROM INCEPTION
                                                             THREE MONTHS ENDED           (FEBRUARY 28,
                                                        ----------------------------          1995) TO
                                                         MARCH 31,          MARCH 31,         MARCH 31,
                                                           1996               1997              1997
                                                           ----               ----              ----
COSTS AND EXPENSES:
  Research and development                                (110,805)           (5,866)         (482,578)

  General and administrative                              (379,226)         (322,101)       (2,587,883)

  Interest                                                 (30,812)          (31,204)         (130,591)
                                                       -----------       -----------       -----------

                                                          (520,843)         (359,171)       (3,201,052)
                                                       -----------       -----------       -----------

  Non-cash expenses related to issuance of common
  stock and equivalents:
     Consulting                                           (356,070)         (206,000)       (1,161,773)
     Compensation                                          (28,400)               --          (119,600)
     Interest                                              (71,187)          (57,743)         (388,476)
                                                       -----------       -----------       -----------

                                                          (455,657)         (263,743)       (1,669,849)
                                                       -----------       -----------       -----------

NET LOSS                                               $  (976,500)      $  (622,914)      $(4,870,901)
                                                       ===========       ===========       ===========


NET LOSS PER COMMON SHARE                              $     (0.15)      $     (0.07)
                                                       ===========       ===========


WEIGHTED AVERAGE NUMBER OF SHARES                        6,692,576         8,832,709
                                                       ===========       ===========

                 See accompanying notes to financial statements

                    PACIFIC INTERNATIONAL ENTERPRISES, INC.
                                AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                          CUMULATIVE
                                                                                        FROM INCEPTION
                                                             THREE MONTHS ENDED          (FEBRUARY 28,
                                                           -----------------------           1995) TO
                                                           MARCH 31,      MARCH 31,         MARCH 31,
                                                            1996             1997             1997
                                                            ----             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $  (976,500)      $(622,914)      $(4,870,901)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization                            11,232           2,407           168,846
    Issuance of shares for compensation                          --          80,500           171,195
    Non-cash interest expense                                71,187          57,743           388,476
    Non-cash consulting expense                             356,070         206,000         1,161,773
    Non-cash compensation expense                            28,400              --           119,600
   (Increase) decrease in assets:
      Restricted cash                                        75,000           8,500                 0
      Prepaid expenses                                        4,602         (95,370)         (165,370)
      Inventory                                               8,218          (5,526)          (31,764)
      Other                                                  (5,775)         (2,124)           (2,124)
      Patents and trademarks                                 (8,052)         (8,945)          (53,552)
    Increase (decrease) in liabilities:
      Accounts payable                                      (16,268)         51,463           277,328
      Accrued expenses                                        2,069          21,017           199,848
                                                        -----------       ---------       -----------
    Net cash used by operating activities                  (449,817)       (307,249)       (2,636,645)
                                                        -----------       ---------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                       (2,610)             --          (137,581)
                                                        -----------       ---------       -----------
    Net cash used by investing activities                    (2,610)             --          (137,581)
                                                        -----------       ---------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of notes payable                                      --         295,000         1,793,750
  Payments on notes payable                                      --              --          (469,528)
  Exercise of warrants and options                           20,807              --            57,272
  Issuance of common stock                                1,028,751              --         1,396,584
                                                        -----------       ---------       -----------
    Net cash provided by financing activities             1,049,558         295,000         2,778,078
                                                        -----------       ---------       -----------

Net increase (decrease) in cash                             597,131         (12,249)            3,852

CASH, BEGINNING OF PERIOD                                   659,010          16,101                 0
                                                        -----------       ---------       -----------

CASH, END OF PERIOD                                     $ 1,256,141       $   3,852       $     3,852
                                                        ===========       =========       ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

  Conversion of notes payable to common stock           $   225,750       $      --       $   233,357
                                                        -----------       ---------       -----------

  Issuance of shares in debt swap                       $       --        $  97,500       $    97,500
                                                        -----------       ---------       -----------

  Assets acquired through issuance of common stock      $       --        $      --       $    47,019
                                                        -----------       ---------       -----------

                See accompanying notes to financial statements

                     PACIFIC INTERNATIONAL ENTERPRISES, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements
                                 March 31, 1997


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

         Pacific International Enterprises, Inc., a Nevada corporation ("PIE"), was formed on December 30, 1988. From inception until October 1995, PIE was inactive and operated no business and held no significant assets. Effective October 12, 1995, PIE exchanged 798,927 of its common stock for all of the outstanding common stock of Crush. This transaction was a reverse acquisition whereby PIE was the legal survivor; however, the accounting reflects Crush as the survivor since Crush, as the operating entity, was in effect the real acquirer. The transaction was accounted for as a purchase of PIE by the Company and, accordingly, the accompanying financial statements include the amounts and operations of the Company from its inception and of PIE from October 12, 1995.

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

                                                                     (continued)

                     PACIFIC INTERNATIONAL ENTERPRISES, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Interim Periods

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996. Certain adjustments have been made to the comparative information for 1996 to conform to the presentation used in the December 31, 1996 10-KSB.


2.       CAPITAL AND FINANCING TRANSACTIONS

         Debt swap

         In March 1997, the Company issued 250,000 shares of common stock at a price of $.39 to its financial advisors in a debt swap. The financial advisors agreed to cancel 500,000 warrants to purchase common stock at an exercise price of $1.00.

         Common stock

         The Company issued 187,568 shares at $.37, the approximate fair market value, to its employees in lieu of cash compensation.

         Warrants

         In connection with an August 1995 private placement memorandum, Crush issued notes payable totaling $1,423,750. These notes bear interest at 9%, payable quarterly and are due the earlier of (i) the closing of a private placement or public offering of equity securities or (ii) the first anniversary of the issuance of the notes. The Company may prepay the notes at any time without penalty. The notes are secured by the assets of the Company. At any time prior to maturity, the notes are also convertible into shares of the Company's common stock at a price equal to 70% of the closing bid price of the Company's common stock on the date of conversion but not less than $0.95 per share. In connection with this private placement memorandum, the Company issued 1,423,750 Class A Warrants (the "A Warrants") and 1,423,750 Class B Warrants (the "B Warrants") to purchase shares of common stock at exercise prices of $.05 and $.95, respectively. On the same terms, the Company also issued to registered broker-dealers an aggregate of 141,750 A Warrants and 141,750 B Warrants. The Warrants are exercisable for a period of three years. In the event the Company does not repay the notes payable described above in full within six months of the date of investment, then the exercise price of the B Warrants will automatically decrease at a rate of $.04 per month, commencing in the seventh month after the date of the note, but not below $.50. The warrants are callable by the Company upon 60 days written notice to the holders

                                                                     (continued)

                     PACIFIC INTERNATIONAL ENTERPRISES, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements


2.       CAPITAL AND FINANCING TRANSACTIONS (CONTINUED)

         in the event of either (i) the ask price of the Company's common stock exceeds $2.00 for any period of 60 consecutive days or (ii) the notes are paid in full or converted into common stock. If not exercised within such 60-day period, the warrants automatically expire. The Company assigned a value of $313,100 to the detachable warrants described above. This amount is included in unamortized warrant cost and is amortized as discount on the notes over twelve months. At March 31, 1997, 478,750 A Warrants had been exercised. During 1996, notes payable of $233,357 were converted into 183,482 shares of common stock, and $469,528 were paid off. On September 30, 1996, the remaining noteholders agreed to extend the maturity date of the notes to March 31, 1997, and the Company issued them warrants to purchase 735,724 shares of common stock at an exercise price of $1.00 expiring on September 30, 1999. At March 31, 1997, none of these warrants had been exercised. The remaining notes totaling $720,865 are in default.

         In December 1996, the Company offered in a private placement $120,000 promissory notes, of which $75,000 were issued in 1996 and the remainder in the first quarter of 1997. The notes bear interest at 10% and principal and accrued interest are due ninety days from the date of issuance. Warrants to purchase 15,000 shares of common stock at an exercise price of $.01 and warrants to purchase 22,500 shares of common stock at an exercise price of $1.00, both expiring in December 2001, were issued with the notes issued in 1996. Warrants to purchase 9,000 shares of common stock at an exercise price of $.01 and warrants to purchase 13,500 shares of common stock at an exercise price of $1.00, also expiring in December 2001, were issued with the notes issued in 1997. The fair value allocated to the warrants of $11,760 represents unamortized warrant cost that was amortized in the first quarter of 1997. None of these warrants were exercised as of March 31, 1997. As incentive to extend the maturity date of the notes to June 30, 1997, the Company issued 120,000 warrants to purchase common stock at an exercise price of $.10. The $32,400 value assigned to the warrants was recorded as unamortized warrant cost to be amortized in the second quarter of 1997. At March 31, 1997, none of these warrants had been exercised. The Company issued 400,000 shares of common stock to the underwriter as agent for the noteholders as collateral to secure the notes against default. The $120,000 value assigned to the shares was recorded as unamortized capital stock that was also amortized in the first quarter of 1997.


3.       NOTES PAYABLE

         In January 1997, the Company issued a convertible note in the amount of $250,000. The note bears interest at 10% and matured in ninety days. At any time prior to maturity, the note was convertible into shares of the Company's common stock at the current market price, in the amount that equals the total amount due in principal, interest and late charges. The note was subsequently extended for an additional ninety days. Options to purchase 150,000 shares of common stock were issued with the convertible note at an exercise price of $.50. At the time the note and the options were issued, the approximate fair value of the Company's common stock was $.31. Accordingly, no value was attributed to the options. None of the options were exercised as of March 31, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is a development stage company that has devoted substantially all of its resources to the development and commercialization of its proprietary fastening technologies and products. The Company has focused its initial efforts on developing and marketing the "T-Bone" system for snowboards and the "Roc-Lock(TM)" technology for other commercial uses. These initial efforts primarily consisted of research and development activities (including prototype manufacturing, testing and customer pilot trials), developing consumer and retailer awareness of the products and more recently, entering into sales orders with large retail sporting goods chains. Pending commercial deployment of and related volume orders for the Company's products, the Company expects to incur additional losses.


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 VERSUS THREE MONTHS ENDED MARCH 31, 1996

         Since its inception the Company has been a development stage enterprise, and as such, has not yet generated any operating revenues. Operating expenses during the three months ended March 31, 1997 were $622,914 as compared to $976,500 for the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations through the private sale of debt and equity securities. The Company has raised approximately $3,583,895 from the private sale of stock, the exercise of warrants and the issuance of debt securities. To date in 1997 the Company has entered into loans in the amount of $295,000 and raised equity capital in the amount of $200,000 to sustain operations. As of June 30, 1997, the Company had cash of approximately $61,000 and accounts payable of approximately $213,000 (of which approximately $57,000 is due to officers of the Company for expenses paid on behalf of the Company and approximately $65,000 is due for professional services rendered). The Company estimates that the costs of continuing operations through December 31, 1997 will be approximately $330,000. Thus, the Company estimates that it will require approximately $500,000 to sustain operations through fiscal year 1997. The Company currently has commitments for an additional $100,000 investment in the Company Common Stock, leaving approximately $400,000 of unfulfilled capital requirements for fiscal 1997. Every effort is being made to eliminate overhead and reduce current expenses. Employees and officers of the Company have agreed to take reduced or no cash salaries in exchange for equity in the Company. In addition, the Company has been able to enter into long-term payment plans with certain accounts payable. The Company does not currently have any other commitments to raise additional funds, but is in the process of attempting to acquire trade financing of approximately $600,000. There can be no assurance that the Company will be able to acquire trade financing or will be able to raise funds through sales of additional equity. Without such additional funds, there is substantial uncertainty about the ability of the Company to continue as a going concern.

         Net cash used during the three months ended March 31, 1997 was approximately $12,249.


                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company had no new legal proceedings and there were no new developments in the case of Chardas v Graval, currently pending in Los Angeles Superior Court (as referenced in the Company's Form 10-KSB for the fiscal year ended December 31, 1996), for the three months ended March 31, 1997.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Defaults of March 31, 1997

         In August, 1995, Crush Innovative Sports Systems, Inc. ("Crush") entered into a private placement of debt in the amount of $1,423,750 with various accredited investors. Crush became a subsidiary of the Company as a result of a reverse triangular merger consummated in October, 1995. The Company has since repaid $469,528 of the Notes, converted $233,357 of the Notes into the Company's Common Stock and is currently in default on the remaining Notes. The amount in default is $753,713 including $32,848 of interest accrued until June 30, 1997. No action has yet been taken by such noteholders.

         Defaults since March 31, 1997

         As of June 30, 1997, the Company is currently in default on $120,000 of Notes given to various investors as part of a private placement in December, 1996. The Notes bore interest at 10% and were originally due on March 31, 1997. The Company subsequently issued warrants to the Noteholders as an incentive to extend the maturity date of the Notes to June 30, 1997. The Notes are in default as of June 30, 1997. The amount owed on the Notes is approximately $126,000, including $6,000 of interest. The Notes are secured by a pledge of 400,000 shares of the Company's Common Stock. No action as been taken by the holders of the Notes to either assume beneficial ownership of the shares or to pursue other remedies.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to shareholders in the three months ended March 31, 1997.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

                  27.      Financial Data Schedule

         (b)  Reports on Form 8-K

                  Not applicable

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.

                                       PACIFIC INTERNATIONAL ENTERPRISES, INC.

DATE: July 25, 1997

                                       By:       /s/ Binks A. Graval
                                          -------------------------------------
                                          Binks A. Graval
                                          Chief Executive Officer and
                                          Chairman of the Board

                                  EXHIBIT INDEX


     EXHIBIT                                      DESCRIPTION
     NUMBER
      27                                    Financial Data Schedule