Form 10QSB
period 1997-06-30
PACIFIC INTERNATIONAL ENTERPRISES INC
filed 1997-08-13
CIK 855359

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended:    June 30, 1997
                                         ---------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from                  to
                                        --------------     --------------


                         Commission File Number 1-10368


                     PACIFIC INTERNATIONAL ENTERPRISES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           NEVADA                                             88-0243669
-------------------------------                          ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)


                           4431 Corporate Center Drive
                                    Suite 131
                         Los Alamitos, California 90720
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


         Issuer's telephone number, including area code: (714) 816-0200
                                                         ---------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Title of Each Class                            Outstanding at June 30, 1997
-----------------------------                       ----------------------------
Common stock, $.001 par value                               10,294,630


Transitional Small Business Disclosure Format (check one):

Yes        No  X
   ---        ---

                     PACIFIC INTERNATIONAL ENTERPRISES, INC.

                                   Form 10-QSB

                                      INDEX

                                                                                                        Page
                                                                                                        ----
PART I.                    FINANCIAL INFORMATION

         Item 1.           Condensed Consolidated Balance Sheet (Unaudited) as
                           of June 30, 1997......................................................          4

                           Condensed Consolidated Statements of Operation (Unaudited)
                           for the three month periods ended
                            June 30, 1997 and 1996 and from inception
                           (February 28, 1995 to  June 30, 1997).................................          5

                           Condensed Consolidated Statements of Operation (Unaudited)
                           for the six month periods ended
                            June 30, 1997 and 1996 and from inception
                           (February 28, 1995 to  June 30, 1997).................................          6

                           Condensed Consolidated Statements of Cash Flows (Unaudited)
                           for the six months ended  June 30,1997
                           and 1996 and from inception
                           (February 28, 1995 to  June 30, 1997).................................          7

                           Notes to Condensed Consolidated (Unaudited)
                           Financial Statements..................................................          8

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations.........................         13


PART II.                   OTHER INFORMATION

         Item 1.           Legal Proceedings.....................................................         14

         Item 2.           Changes in Securities.................................................         14

         Item 3.           Default Upon Senior Securities........................................         14

         Item 4.           Submission of Matters to a Vote of Security Holders...................         14

         Item 5.           Other Information.....................................................         15

         Item 6.           Exhibits and Reports on Form 8-K......................................         15

                                     PART I

                             FINANCIAL INFORMATION

                    PACIFIC INTERNATIONAL ENTERPRISES, INC.
                                AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                           Consolidated Balance Sheet
                                  (Unaudited)

                                                                 JUNE 30,
                                                                   1997
                                                               -----------
                         ASSETS

CURRENT ASSETS:
  Cash and equivalents                                         $    61,277
  Inventory                                                         47,354
  Prepaid expenses and other                                       159,594
                                                               -----------

   Total current assets                                            268,225

EQUIPMENT                                                           18,044

PATENTS AND TRADEMARKS                                              50,866
                                                               -----------

                                                               $   337,135
                                                               ===========

               LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Notes payable                                                $ 1,090,865
  Accounts payable                                                 213,622
  Accrued interest                                                  82,494
  Other accrued expenses                                           225,774
                                                               -----------

    Total current liabilities                                    1,612,755
                                                               -----------

SHAREHOLDERS' DEFICIT:
  Preferred stock - 3,000,000 authorized, $.001 par value,
     zero shares issued and outstanding                                 --
  Common stock - 50,000,000 shares authorized, $.001 par
     value; 10,294,630 shares issued and outstanding                10,295
  Additional paid-in capital                                     4,430,383
  Deficit accumulated during the development stage              (5,716,298)
                                                               -----------

    Net shareholders' deficit                                   (1,275,620)
                                                               -----------

                                                               $   337,135
                                                               ===========


                 See accompanying notes to financial statements

                    PACIFIC INTERNATIONAL ENTERPRISES, INC.
                                AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                   from inception
                                                                Three Months Ended                  (February 28,
                                                          --------------------------------            1995) to
                                                            June 30,             June 30,             June 30,
                                                              1996                 1997                 1997
                                                          -----------          -----------          -----------
Costs and expenses:

  Research and development                                $   (96,867)         $   (10,715)         $  (493,293)

  General and administrative                                  (75,217)            (241,146)          (2,829,029)

  Interest                                                    (16,357)             (25,674)            (156,265)
                                                          -----------          -----------          -----------

                                                             (188,441)            (277,535)          (3,478,587)
                                                          -----------          -----------          -----------

  Non-cash expenses related to issuance of common stock and equivalents:

     Consulting                                              (356,070)             (86,000)          (1,247,773)
     Compensation                                             (28,400)            (135,000)            (254,600)
     Interest                                                 (71,187)             (32,400)            (420,876)
                                                          -----------          -----------          -----------

                                                             (455,657)            (253,400)          (1,923,249)
                                                          -----------          -----------          -----------

Net loss                                                  $  (644,098)         $  (530,935)         $(5,401,836)
                                                          ===========          ===========          ===========

Net loss per common share                                 $     (0.08)         $     (0.06)
                                                          ===========          ===========

Weighted average number of shares                           7,740,013            9,401,947
                                                          ===========          ===========


                 See accompanying notes to financial statements

                    PACIFIC INTERNATIONAL ENTERPRISES, INC.
                                AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                                                                     Cumulative
                                                                                                   from inception
                                                                  Six Months Ended                  (February 28,
                                                          --------------------------------            1995) to
                                                            June 30,             June 30,             June 30,
                                                              1996                 1997                 1997
                                                          -----------          -----------          ------------
COSTS AND EXPENSES:

  Research and development                                $  (207,672)         $   (16,581)         $  (493,293)

  General and administrative                                 (454,443)            (563,247)          (2,829,029)

  Interest                                                    (47,169)             (56,878)            (156,265)
                                                          -----------          -----------          -----------

                                                             (709,284)            (636,706)          (3,478,587)
                                                          -----------          -----------          -----------

  Non-cash expenses related to issuance of common stock and equivalents:

     Consulting                                              (712,140)            (292,000)          (1,247,773)
     Compensation                                             (56,800)            (135,000)            (254,600)
     Interest                                                (142,374)             (90,143)            (420,876)
                                                          -----------          -----------          -----------

                                                             (911,314)            (517,143)          (1,923,249)
                                                          -----------          -----------          -----------

NET LOSS                                                  $(1,620,598)         $(1,153,849)         $(5,401,836)
                                                          ===========          ===========          ===========

NET LOSS PER COMMON SHARE                                 $     (0.22)         $     (0.13)
                                                          ===========          ===========

WEIGHTED AVERAGE NUMBER OF SHARES                           7,221,852            8,898,564
                                                          ===========          ===========


                 See accompanying notes to financial statements

                    PACIFIC INTERNATIONAL ENTERPRISES, INC.
                                AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                          Cumulative
                                                                                        From Inception
                                                              Six Months Ended           (February 28,
                                                       -------------------------------     1995) to
                                                         June 30,          June 30,        June 30,
                                                           1996              1997            1997
                                                       ------------     --------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $(1,620,598)     $(1,153,849)     $(5,401,836)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation and amortization                         23,232            4,814          171,253
      Issuance of shares for compensation                       --           80,500          171,195
      Non-cash interest expense                            142,374           90,143          420,876
      Non-cash consulting expense                          712,140          292,000        1,247,773
      Non-cash compensation expense                         56,800          135,000          254,600
    (Increase) decrease in assets:
      Restricted cash                                       75,000            8,500                0
      Prepaid expenses                                      22,241          (27,344)         (97,344)
      Inventory                                             23,386          (21,115)         (47,353)
      Other                                                 (5,775)         (12,990)         (12,990)
      Patents and trademarks                               (19,295)         (10,955)         (55,562)
    Increase (decrease) in liabilities:
      Accounts payable                                     (49,655)          35,996          261,861
      Accrued expenses                                     (45,969)         129,436          308,267
                                                       -----------      -----------      -----------
    Net cash used by operating activities                 (686,119)        (449,864)      (2,779,260)
                                                       -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                     (47,041)              --         (137,581)
  Investment in subsidiary                                (250,000)              --                0
                                                       -----------      -----------      -----------
    Net cash used by investing activities                 (297,041)              --         (137,581)
                                                       -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of notes payable                                     --          295,000        1,793,750
  Payments on notes payable                               (469,528)              --         (469,528)
  Exercise of warrants and options                          26,712               40           57,312
  Issuance of common stock                               1,028,751          200,000        1,596,584
                                                       -----------      -----------      -----------
    Net cash provided by financing activities              585,935          495,040        2,978,118
                                                       -----------      -----------      -----------

Net increase (decrease) in cash                           (397,225)          45,176           61,277

CASH, BEGINNING OF PERIOD                                  659,010           16,101                0
                                                       -----------      -----------      -----------

CASH, END OF PERIOD                                    $   261,785      $    61,277      $    61,277
                                                       ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

  Conversion of notes payable to common stock          $   225,750      $        --      $   233,357
                                                       -----------      -----------      -----------

  Issuance of shares in debt swap                      $        --      $    97,500      $    97,500
                                                       -----------      -----------      -----------

  Assets acquired through issuance of common stock     $        --      $        --      $    47,019
                                                       -----------      -----------      -----------

                 See accompanying notes to financial statements

                    PACIFIC INTERNATIONAL ENTERPRISES, INC.
                                AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements
                                 June 30, 1997


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


                                                                   (continued)

                    PACIFIC INTERNATIONAL ENTERPRISES, INC.
                                AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Interim Periods

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996. Certain adjustments have been made to the comparative information for 1996 to conform to the presentation used in the December 31, 1996 10-KSB.


2.    EMPLOYMENT AGREEMENTS

      The Company entered into three employment agreements with Company executives in June 1997, all under substantially similar terms. The five year agreements provide for annual base salaries of $115,200, payable in cash or shares of common stock, with minimal annual increases of 20%. Acquisition performance bonuses are to paid upon the occurrence of certain events. The acquisition performance bonuses shall equal 3% of the purchase price up to $2 million and 2% of the purchase price between $2 - $4 million upon signing an agreement to acquire either substantially all of the assets or voting stock of a company. The same percentages of the purchase price will be paid upon closing of such an acquisition. Notwithstanding the percentages stated above, a minimum of $100,000 shall be payable to each executive upon signing an acquisition agreement and $100,000 upon closing the acquisition. However, should the Company be unable to pay the bonus in cash during the first year of the agreement, the executives may choose that the bonus be paid in shares of common stock of the Company.

      On each anniversary of the date of the agreements, the Company will grant 200,000 options to each executive to purchase common stock at an exercise price of $.19, expiring in ten years. Among other benefits, the Company will provide four weeks of paid vacation in the first year and six weeks of paid vacation for each year thereafter; medical and dental coverage; life insurance and annual disability payments in an amount equal to 125% of base salary.

      The Company entered into a three year employment agreement with another Company executive in June 1997. It provides for a base salary of $96,000 annually, payable in cash or shares of common stock. Benefits include three weeks of paid vacation in the first year and four weeks of paid vacation for each year thereafter; medical and dental coverage; life insurance and annual disability payments in an amount equal to 125% of base salary.



                                                                   (continued)

                    PACIFIC INTERNATIONAL ENTERPRISES, INC.
                                AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements


3.    CAPITAL AND FINANCING TRANSACTIONS

      Common stock

      In June 1997, the Company sold in a private placement 1,142,858 shares of common stock at a price of $.175 per share. In connection with this private placement memorandum, the Company issued 1,142,858 warrants to purchase common stock at an exercise price of $.50, which approximated fair market value, expiring in three years.

      Warrants

      In connection with an August 1995 private placement memorandum, Crush issued notes payable totaling $1,423,750. These notes bear interest at 9%, payable quarterly and are due the earlier of (i) the closing of a private placement or public offering of equity securities or (ii) the first anniversary of the issuance of the notes. The Company may prepay the notes at any time without penalty. The notes are secured by the assets of the Company. At any time prior to maturity, the notes are also convertible into shares of the Company's common stock at a price equal to 70% of the closing bid price of the Company's common stock on the date of conversion but not less than $0.95 per share. In connection with this private placement memorandum, the Company issued 1,423,750 Class A Warrants (the "A Warrants") and 1,423,750 Class B Warrants (the "B Warrants") to purchase shares of common stock at exercise prices of $.05 and $.95, respectively. On the same terms, the Company also issued to registered broker-dealers an aggregate of 141,750 A Warrants and 141,750 B Warrants. The Warrants are exercisable for a period of three years. In the event the Company does not repay the notes payable described above in full within six months of the date of investment, then the exercise price of the B Warrants will automatically decrease at a rate of $.04 per month, commencing in the seventh month after the date of the note, but not below $.50. The warrants are callable by the Company upon 60 days written notice to the holders in the event of either (i) the ask price of the Company's common stock exceeds $2.00 for any period of 60 consecutive days or (ii) the notes are paid in full or converted into common stock. If not exercised within such 60-day period, the warrants automatically expire. The Company assigned a value of $313,100 to the detachable warrants described above. This amount is included in unamortized warrant cost and is amortized as discount on the notes over twelve months. At June 30, 1997, 478,750 A Warrants had been exercised. During 1996, notes payable of $233,357 were converted into 183,482 shares of common stock, and $469,528 were paid off. On September 30, 1996, the remaining noteholders agreed to extend the maturity date of the notes to March 31, 1997, and the Company issued them warrants to purchase 735,724 shares of common stock at an exercise price of $1.00 expiring on September 30, 1999. At June 30, 1997, none of these warrants had been exercised. The remaining notes totaling $753,713, including $32,848 accrued interest, are in default.


                                                                   (continued)

                    PACIFIC INTERNATIONAL ENTERPRISES, INC.
                                AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements


3.    CAPITAL AND FINANCING TRANSACTIONS (CONTINUED)

      Warrants (continued)

      In December 1996, the Company offered in a private placement $120,000 promissory notes, of which $75,000 were issued in 1996 and the remainder in the first quarter of 1997. The notes bear interest at 10% and principal and accrued interest are due ninety days from the date of issuance. Warrants to purchase 15,000 shares of common stock at an exercise price of $.01 and warrants to purchase 22,500 shares of common stock at an exercise price of $1.00, both expiring in December 2001, were issued with the notes issued in 1996. Warrants to purchase 9,000 shares of common stock at an exercise price of $.01 and warrants to purchase 13,500 shares of common stock at an exercise price of $1.00, also expiring in December 2001, were issued with the notes issued in 1997. The fair value allocated to the warrants of $11,760 represents unamortized warrant cost that was amortized in the first quarter of 1997. At June 30, 1997, 4,000 warrants were exercised at a price of $.01. As incentive to extend the maturity date of the notes to June 30, 1997, the Company issued 120,000 warrants to purchase common stock at an exercise price of $.10. The $32,400 value assigned to the warrants was recorded as unamortized warrant cost that was amortized in the second quarter of 1997. At June 30, 1997, none of these warrants had been exercised. The notes are currently in default. The Company issued 400,000 shares of common stock to the underwriter as agent for the noteholders as collateral to secure the notes against default. The $120,000 value assigned to the shares was recorded as unamortized capital stock that was also amortized in the first quarter of 1997.

      Options

      In connection with the three employment agreements described in Note 2, the Company issued 1,500,000 options to purchase common stock at an exercise price of $.10, expiring in ten years. The $135,000 value assigned to the options was recorded as non-cash compensation expense in the second quarter. In accordance with another employment agreement also described above, the Company issued 500,000 options to purchase common stock at an exercise price of $.19, which approximated fair market value, expiring in three years.

4.    NOTES PAYABLE

      In January 1997, the Company issued a convertible note in the amount of $250,000. The note bears interest at 10% and had an original maturity date of ninety days. The note was subsequently extended for an additional six months. At any time prior to maturity, the note is convertible into shares of the Company's common stock at the current market price, in the amount that equals the total amount due in principal, interest and late charges. Options to purchase 150,000 shares of common stock were issued with the convertible note at an exercise price of $.50. At the time the note and the options were issued, the approximate fair value of the Company's common stock was $.31. Accordingly, no value was attributed to the options. Subsequent to June 30, 1997, the noteholder has informed the Company of his intention to convert the note into shares of common stock. If the conversion takes place, the 150,000 options will be canceled and warrants to purchase common stock will be issued at an exercise price of $.50 in an amount equal to the number of shares issued. The transaction is currently pending.

                                                                   (continued)

                    PACIFIC INTERNATIONAL ENTERPRISES, INC.
                                AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements


5.    GOING CONCERN

      The Company is experiencing cash flow shortages and will need to raise additional capital in order to become operational. To date in 1997, the Company has entered into loans in the amount of $250,000 and raised equity in the amount of $200,000. These amounts have sustained operations to date and the Company currently has commitments for an additional $100,000 in exchange for equity. The Company has also recently acquired trade financing to cover the production of 2,000 units to fulfill existing orders. Such financing is anticipated to be available on an order by order basis for future production requirements. However, such financing will not be available to satisfy the potential shortfall in capital requirements. There can be no assurance that the Company will be able to raise funds through sales of additional equity. Without such additional funds, there is substantial doubt about the ability of the Company to continue as a going concern.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 VERSUS THREE MONTHS ENDED JUNE 30, 1996

         Since its inception the Company has been a development stage enterprise, and as such, has not yet generated any operating revenues. Operating expenses during the three months ended June 30, 1997 were $530,935 (including $253,400 of noncash expenses related to stock and stock equivalent transactions) as compared to $644,098 (including $455,657 of noncash expenses related to stock and stock equivalent transactions) for the three months ended June 30, 1996. This decrease in expenses was primarily due to lack of operating funds necessitating major cutbacks in employees and operating activities.

SIX MONTHS ENDED JUNE 30, 1997 VERSUS SIX MONTHS ENDED JUNE 30, 1996

         Operating expenses during the six months ended June 30, 1997 were $1,153,849 (including $517,143 of noncash expenses related to stock and stock equivalent transactions) as compared to $1,620,598 (including $911,314 of noncash expenses related to stock and stock equivalent transactions) for the six months ended June 30, 1996. This decrease in expenses was primarily due to lack of operating funds necessitating major cutbacks in employees and operating activities.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations through the private sale of debt and equity securities. The Company has raised approximately $3,583,895 from the private sale of stock, the exercise of warrants and the issuance of debt securities. In 1997 the Company has entered into loans in the amount of $295,000 and raised equity capital in the amount of $200,000 to sustain operations. As of June 30, 1997, the Company had cash of approximately $61,277 and accounts payable of approximately $213,622 (of which approximately $49,000 is due to officers of the Company for expenses paid on behalf of the Company and approximately $88,000 is due for professional services rendered). The Company estimates that the costs of continuing operations through December 31, 1997 will be approximately $330,000. Thus, the Company estimates that it will require approximately $500,000 to sustain operations through fiscal year 1997. The Company currently has commitments for an additional $100,000 investment in the Company Common Stock, leaving approximately $400,000 of unfulfilled capital requirements for fiscal 1997. The Company has also recently acquired trade financing to cover the production of 2,000 units to fulfill existing orders. Such financing is anticipated to be available on an order by order basis for future production requirements. However, such financing will not be available to satisfy the potential shortfall in capital requirements. Every effort is being made to eliminate overhead and reduce current expenses. Employees and officers of the Company have agreed to take reduced or no cash salaries in exchange for equity in the Company. In addition, the Company has been able to enter into long-term payment plans with certain accounts payable. The Company does not currently have any other commitments to raise additional funds. There can be no assurance that the Company will be able to raise funds through sales of additional equity or obtain further financing. Without such additional funds, there is substantial uncertainty about the ability of the Company to continue as a going concern.

         Net cash flows for the six months ended June 30, 1997 was approximately $45,176.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company had no new legal proceedings and there were no new developments in the case of Chardas v Graval, currently pending in Los Angeles Superior Court (as referenced in the Company's Form 10-KSB for the fiscal year ended December 31, 1996), for the six months ended June 30, 1997.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         In August, 1995, Crush Innovative Sports Systems, Inc. ("Crush") entered into a private placement of debt in the amount of $1,423,750 with various accredited investors. Crush became a subsidiary of the Company as a result of a merger consummated in October, 1995. The Company has since repaid $469,528 of the Notes, converted $233,357 of the Notes into the Company's Common Stock and is currently in default on the remaining Notes. The amount in default is $753,713 including $32,848 of interest accrued until June 30, 1997. The noteholders have a security interest in all of the assets of Crush. No action has yet been taken by such noteholders.

         As of June 30, 1997, the Company is in default on $120,000 of Notes given to various investors as part of a private placement in December, 1996. The Notes bear interest at 10% and were originally due on March 31, 1997. The Company subsequently issued warrants to the Noteholders as an incentive to extend the maturity date of the Notes to June 30, 1997. The Notes are in default as of June 30, 1997. The amount owed on the Notes is approximately $126,000, including $6,000 of interest. The Notes are secured by a pledge of 400,000 shares of the Company's Common Stock. No action as been taken by the holders of the Notes to either assume beneficial ownership of the shares or to pursue other remedies.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to shareholders in the six months ended June 30, 1997.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

                  10.1     Amended Employment Agreement for Binks A. Graval.

                  10.2     Amended Employment Agreement for Anthony Broughton.

                  10.3     Amended Employment Agreement for Richard W. Perkins.

                  10.4     Employment Agreement with Lee Rogers.

                  27.      Financial Data Schedule.

         (b)  Reports on Form 8-K

                  Not applicable

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.

                                         PACIFIC INTERNATIONAL ENTERPRISES, INC.

DATE: August 12, 1997

                                         By: /s/ Binks A. Graval
                                             -----------------------------------
                                             Binks A. Graval
                                             Chief Executive Officer and
                                             Chairman of the Board

                                  EXHIBIT INDEX


     EXHIBIT
     NUMBER               DESCRIPTION
     -------              -----------
      10.1                Amended Employment Agreement for Binks A. Graval

      10.2                Amended Employment Agreement for Anthony Broughton

      10.3                Amended Employment Agreement for Richard W. Perkins

      10.4                Employment Agreement for Lee Rogers

      27                  Financial Data Schedule